Form 10-Q
period 1994-07-31
FRETTER INC
filed 1994-09-14
CIK 790815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1994
                           OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from__________ to __________

Commission file number 0-14611

                                 FRETTER, INC.
             (Exact name of Registrant as specified in its charter)

                     MICHIGAN                             38-1557359
          (State or other jurisdiction of      (IRS Employer Identification No.)
           incorporation or organization)

                     12501 Grand River
                     Brighton, Michigan                            48116
           (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code:  (810) 220-5000

                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X    No___

                                 NOT APPLICABLE
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  Yes___   No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Shares outstanding as of
            Class                         September 12, 1994
            -----                      ------------------------
Common Stock, $.01 par value                   10,577,467

                                 FRETTER, INC.
                                     INDEX

                                                          Page No.

Form 10-Q Cover Page                                          1

Form 10-Q Index                                               2

Part I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Balance Sheets                3

                   Consolidated Statements of Earnings        4

                   Consolidated Statements of
                   Shareholders' Equity                       5

                   Consolidated Statements of Cash Flow       6

                   Notes to Consolidated Financial
                   Statements                                 7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                    9-14

Part II.  Other Information

          Item 1-6.                                          15

Signatures                                                   16





                                    2 of 16

                         PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS
                                 FRETTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                   ( Dollars in thousands, except share data)

       Assets                                                              July 31,       January 31,
                                                                             1994            1994
                                                                          ---------       ----------
Current Assets
    Cash and cash equivalents                                               $9,499          $16,805
    Accounts receivable                                                     10,634           22,983
    Merchandise inventory                                                  231,183          224,445
    Prepaid expenses                                                         6,777            4,019
    Deferred commissions                                                     5,525            3,960
                                                                          --------         --------
         Total current assets                                              263,618          272,212

Property and equipment, net                                                113,914          110,954
Goodwill, net                                                               62,545           63,616
Other assets                                                                 3,913            4,587
Deferred commissions                                                         5,807            5,433
                                                                          --------         --------
                                                                          $449,797         $456,802
                                                                          ========         ========


       Liabilities and Shareholders' Equity

Current Liabilities
    Current portion of long-term obligations                                  $505             $590
    Accounts payable                                                        27,476           28,864
    Current portion of deferred service contract revenue                    25,564           21,290
    Accrued liabilities                                                     75,659          100,995
    Reserve for store closings                                               8,777           33,385
    Income taxes payable                                                     2,510            3,558
                                                                          --------         --------
         Total current liabilities                                         140,491          188,682

Long-term obligations                                                       90,050           43,584
Other noncurrent liabilities                                                30,392           38,696
Deferred service contract revenue                                           38,358           29,058
Employee benefit obligations                                                80,182           80,788
                                                                          --------         --------
         Total liabilities                                                 379,473          380,808
                                                                          --------         --------

Redeemable preferred stock                                                  45,000           45,000
                                                                          --------         --------

Commitments and contingencies

Shareholders' Equity
    Preferred stock-authorized, 5,000,000 shares of $.01 par
      value; issued; none
    Common stock-authorized, 50,000,000 shares $.01 par
      value; issued, 10,577,467 shares at
     July 31, 1994 and January 31, 1994, respectively                          106              106
    Additional contributed capital                                           1,641            1,641
    Retained earnings                                                       23,577           29,247
                                                                          --------         --------
                                                                            25,324           30,994
                                                                          --------         --------
                                                                          $449,797         $456,802
                                                                          ========         ========



          See accompanying notes to consolidated financial statements.

                                      3 of 16

                                 FRETTER, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       For the six months ended July 31,
                   (Dollars in thousands, except share data)


                                              Three-months Ended July 31,   Six-months Ended July 31,
                                              ---------------------------   -------------------------
                                                  1994            1993         1994          1993
                                               ----------       ---------   ----------    -----------
Net sales                                       $205,546         $87,637      $387,550      $167,080
Cost of goods sold                               151,416          63,877       284,498       121,709
                                              ----------       ---------    ----------     ---------
Gross profit                                      54,130          23,760       103,052        45,371

Operating expenses
   Selling                                        41,941          15,575        85,082        30,584
   Warehouse and delivery                          6,603           2,841        12,850         5,265
   Administrative                                  7,465           3,304        13,169         6,663
                                              ----------       ---------    ----------     ---------
                                                  56,009          21,720       111,101        42,512
Other income (expense)
   Interest and other                              2,155             387         4,309           822
   Interest expense                               (1,739)           (695)       (3,244)       (1,243)
                                              ----------       ---------    ----------     ---------
                                                     416            (308)        1,065          (421)
(Loss) earnings before income taxes and
  cumulative effect of change in accounting
  principle                                       (1,463)          1,732        (6,984)        2,438
Income taxes  (benefit)                             (526)            601        (2,514)          863
                                              ----------       ---------    ----------     ---------

(Loss) earnings before cumulative effect of
  change in accounting principle                    (937)          1,131        (4,470)        1,575
Cumulative effect of change in accounting
  for income taxes                                                                             2,756
                                              ----------       ---------    ----------     ---------

      Net (loss) earnings before preferred
        dividend                                    (937)          1,131        (4,470)        4,331
                                              ----------       ---------    ----------     ---------

 Preferred stock dividend requirements               600                         1,200
                                              ----------       ---------    ----------     ---------

     Net (loss) earnings available for
       common shareholders                       ($1,537)         $1,131       ($5,670)       $4,331
                                              ==========       =========    ==========     =========
Weighted average number of common shares      10,577,467       7,410,908    10,577,467     7,412,042
                                              ==========       =========    ==========     =========
(Loss) earnings  per common share before
  cumulative effect of change in  accounting
   principle                                      ($0.15)          $0.15        ($0.54)        $0.21
  Cumulative effect of change in accounting
    for income taxes                                                                           $0.37


     Net (loss) earnings per common share         ($0.15)          $0.15        ($0.54)        $0.58
                                              ==========       =========    ==========     =========





          See accompanying notes to consolidated financial statements

                                      4 of 16

                                 Fretter, Inc.
                Consolidated Statements of Shareholders' Equity
                For the six months ended July 31, 1993 and 1994
                   (Dollars in thousands, except share data)

                                                     Common Stock            Additional
For the six-months                            --------------------------    Contributed    Retained
    ended July 31, 1993                         Shares         $0.01 par      Capital      earnings      Total
- - ------------------------                      ----------      -----------   -----------   ----------    ---------
BALANCE AT FEBRUARY 1, 1993                   14,540,714          $145       $33,531       $30,343       $64,019

Earnings before cumulative effect
   of change in accounting principle                                                         1,575         1,575

Cumulative effect of change in accounting
  principle for income taxes                                                                 2,756         2,756

Common stock redeemed                             (9,981)                                                      0
                                              ----------      --------       -------       -------       -------
BALANCE AT JULY 31, 1993                      14,530,733          $145       $33,531       $34,674       $68,350
                                              ==========      ========       =======       =======       =======

For the six-months
     ended July 31, 1994

BALANCE AT FEBRUARY 1, 1994                   10,577,467          $106        $1,641       $29,247       $30,994

Net loss for the six-months
    ended July 31, 1994                                                                     (5,670)       (5,670)

                                              ----------      --------       -------       -------       -------
BALANCE AT JULY 31, 1994                      10,577,467          $106        $1,641       $23,577       $25,324
                                              ==========      ========       =======       =======       =======





               See accompanying notes to consolidated statements

                                      5 of 16

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six-months ended July 31,
                             (Dollars in thousands)

                                                                         1994             1993
                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings before preferred dividends                       ($4,470)          $4,332
  Adjustments to reconcile net (loss) earnings to net
   cash (used for) operating activities:
  Depreciation and amortization                                          7,467            2,687
  Stock compensation expense                                             1,236              498
  Deferred income taxes                                                                  (3,986)
  Other non-cash items                                                   2,195
  Change in assets and liabilities
            Merchandise inventory                                       (6,738)            (742)
            Other current  and long-term assets                          7,822           (1,200)
            Accounts payable                                            (1,388)           4,149
            Accrued Liabilities                                        (27,772)
            Reserve for store closings                                 (27,262)
            Deferred service contract revenue                           13,574              945
            Other current  and long-term liabilities                    (9,499)          (2,164)
                                                                       -------           ------
                   NET CASH PROVIDED BY (USED FOR)
                       OPERATING ACTIVITIES                            (44,835)           4,519
                                                                       -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (8,852)          (2,211)
                                                                       -------           ------
           Net cash (used for) investing activities                     (8,852)          (2,211)
                                                                       -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term obligations                                   46,578
  Payments of long term obligations                                       (197)             (53)
  Redemption of common stock                                                                (40)
                                                                       -------           ------
           NET CASH (USED FOR) PROVIDED BY
               FINANCING ACTIVITIES                                     46,381              (93)
                                                                       -------           ------
           NET (DECREASE) INCREASE IN CASH
               AND CASH EQUIVALENTS                                     (7,306)           2,214
Cash and cash equivalents at beginning of period                        16,805            6,315
                                                                       -------           ------

Cash and cash equivalents at end of period                              $9,499           $8,529
                                                                       =======           ======





          See accompanying notes to consolidated financial statements

                                      6 of 16

                                 FRETTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements, which include Fretter, Inc. and its wholly owned subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position as of July 31, 1994 and the results of operations, and cash flows for the six months ended July 31, 1994 and 1993; all of which adjustments are of a normal and recurring nature, except for the adoption of Statement of Financial Accounting Standard No. 109 (SFAS 109) "Accounting for Income Taxes" effective February 1, 1993. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1994 Annual Report on Form 10-K and Annual Report filed with the Securities and Exchange Commission on April 29, 1994.

2.  SERVICE CONTRACTS

        The Company recognizes revenue from the sale of service contracts on a straight-line basis over the life of the contract. Incremental direct costs resulting from the sale of such contracts (primarily commissions) are also deferred and recognized on a straight-line basis over the same period.

        The Company has recorded a liability for the estimated costs of servicing contracts of DUS which existed at the acquisition date. No revenue or costs associated with these acquired contracts will be recognized. The current and noncurrent portions of the liability are included in accrued liabilities and other noncurrent liabilities, respectively.

3.  SEASONALITY

        Due to the seasonality of the Company's business, interim results of operations are not necessarily indicative of the results for any other interim period or the results of operations for the full year.

4.  EARNINGS PER SHARE

        Earnings per share are computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at July 31, 1994.

5.  INCOME TAXES

        The Company has adopted Statement of Financial Accounting Standard No. 109, (SFAS 109) "Accounting for Income Taxes," effective February 1, 1993. The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The assets and liability method recognizes the deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of the assets and liabilities.

        Under SFAS 109, assets and liabilities acquired in purchase accounting are assigned their fair values assuming equal tax bases





                                    7 of 16
and deferred taxes are provided for lower or higher tax bases. Under ABP 11, values were assigned net of tax. In adopting SFAS 109, the Company adjusted the carrying values of assets so acquired. The cumulative effect of the change in accounting principle for the three months ended April 30, 1993 was $2,756,198 or $.19 per share.





                                    8 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (SIX MONTHS ENDED JULY 31, 1994 AND 1993)

OVERVIEW

        The Company is a large volume specialty retailer of home entertainment products, consumer electronics and appliances.

        On December 3, 1993, the Company issued 3,164,804 shares of common stock, 3,000,000 shares of Convertible Series A Preferred Stock and 1,500,000 shares of Series B Preferred Stock to Dixons America Holdings, Inc. ("DAH") in exchange for the outstanding shares of equity securities of Dixons U.S. Holdings, Inc. ("DUS"). As a result of this transaction, the Company owns and controls the business assets and operations of DUS. DAH subsequently transferred all of its shares in the Company to Dixons Overseas Investments Limited ("DOI").

        The ultimate parent company of DOI is Dixons Group plc ("Dixons") which (through certain subsidiaries), is the largest consumer electronics retailer in the United Kingdom and is a public limited company listed on London Stock Exchange. DUS is the holding company of Silo Holdings, Inc., which together with its subsidiaries (including Silo, Inc.) comprise the business referred to as "Silo."

        Currently the Company operates 242 retail stores, 44 of which are in Michigan, Ohio, Massachusetts and New Hampshire under the name Fretter; 154 retail stores under the name Silo in Arizona, California, Delaware, Illinois, Indiana, Louisiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Texas, Utah and Washington, operated through DUS; 3 retail stores under the name YES! Your Electronics Superstore in New York, operated through DUS; 22 retail stores in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company; and 19 automotive electronic retail stores in Michigan, Ohio and Indiana operated through Dash Concepts, a wholly-owned subsidiary of the Company.

        As a result of this acquisition, the Company has closed a number of locations where there were overlapping and competing stores, low performing stores and duplicate facilities. Inventory liquidation sales were held in the Los Angeles and Denver markets under the Silo name and the Indianapolis and Chicago markets under the Fretter name. All liquidation sales are complete except for stores required to remain open to honor continuous operation clauses in certain leases. At September 14, 1994 there are only five stores still required to operate under continuous operation clauses.





                                    9 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (SIX MONTHS ENDED JULY 31, 1994 AND 1993)

        As of July 31, 1994, reserves recorded for future costs related to store closures aggregate $17.6 million, consisting of $8.8 and $8.8 million expected to be incurred in the remaining six months of fiscal 1995 and in fiscal 1996, respectively. Such reserves include estimated future lease costs, store operating costs, employee separation and relocation costs and losses associated with the disposal of merchandise and other costs. Such reserves also include $15.9 million related to locations closed by DUS prior to the acquisition.

        The more significant factors affecting the Company's operations in the six month period ended July 31, 1994 include:

        - Severe weather conditions in the Eastern United States affected the Company's Pennsylvania and New England markets.

        - All Silo stores were converted to the Fretter Point of Sale System and physical inventories were conducted on all converted stores.

        - The Company consolidated Fretter and Silo headquarters into a new location in Brighton, Michigan.

CHANGES IN RESULTS OF OPERATIONS

Net Sales

        Net sales increased in the three month period ended July 31, 1994 as compared to the three month period ended July 31, 1993 by $117.9 million (134.5%). The increase of $117.9 million in total sales is primarily due to the acquisition of DUS. Comparable store sales decreased $2.7 million (5.7%) for the three month period from the same period last year.

        Net sales increased in the six month period ended July 31, 1994 as compared to the six month period ended July 31, 1993 by $220.5 million (132.0%). Comparable store sales decreased $8.7 million (9.8%) for the six month period from the same period last year.

        Sales for the three month period ending July 31, 1994 were adversely affected due to a lack of availability of air conditioner units.





                                    10 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (SIX MONTHS ENDED JULY 31, 1994 AND 1993)


        Comparable store sales relates each store's sales in a current fiscal period to the same store's sales in the same period in the prior fiscal year. The comparable store sales decrease for both the three and six month periods ended July 31, 1994 does not include the sales from any of the closed Fretter locations nor does it include the sales from any of the DUS locations. Additionally, such sales do not include any sales from the Illinois or Colorado regions. Nine Fretter locations were closed in Illinois and the remaining Illinois locations were converted from Fretter to Silo stores. Further, two Schmid locations were closed in Colorado and six Silo locations in Colorado were converted to Schmid locations. Because of this conversion and the liquidation of inventory in the markets pursuant thereto, the results of these markets were excluded from comparable sales. Accordingly, of the 242 currently operating stores, 43 are used in the comparable store sales analysis; therefor the comparable store sales analysis is not necessarily indicative of the overall comparable store sales performance of all currently operating retail locations.

Cost of Goods Sold

        Cost of goods sold increased by $87.5 million (137.0%) and gross profit increased by $30.4 million (127.8%) in the three month period ended July 31, 1994 as compared to the three month period ended July 31, 1993. Gross profit as a percentage of net sales decreased to 26.3% in the three month period ended July 31, 1994 from 27.1% in the three month period ended July 31, 1993.

        Cost of goods sold increased by $162.8 million (133.6%) and gross profit increased by $57.7 million (127.1%) in the six month period ended July 31, 1994 as compared to the six month period ended July 31, 1993. Gross profit as a percentage of net sales decreased to 26.6% in the six month period ended July 31, 1994 from 27.2% in the six month period ended July 31, 1993.

        The decrease in gross profit for both the three and six month periods ended July 31, 1994 is principally attributable to the acquisition of DUS. With the acquisition of DUS, the Company has consolidated inventory and liquidated items not included in the future overall merchandise mix of the Company.

Operating Expenses

        Operating expenses comprise selling, warehouse and delivery, and administrative expenses. Operating expenses increased by $34.3 million (157.9%) in the three month period ended July 31, 1994





                                    11 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (SIX MONTHS ENDED JULY 31, 1994 AND 1993)

compared to the three month period ended July 31, 1993. As a percentage of net sales, operating expenses increased to 27.2% in the three month period ended July 31, 1994 from 24.8% in the three month period ended July 31, 1993.

        Operating expenses increased by $68.6 million (161.3%) in the six month period ended July 31, 1994 compared to the six month period ended July 31, 1993. As a percentage of net sales, operating expenses increased to 28.7% in the six month period ended July 31, 1994 from 25.4% in the six month period ended July 31, 1993.

        As a percentage of net sales for both the three and six month periods ended July 31, 1994, the increase in operating expenses is primarily attributable to an increase in store occupancy cost resulting from the acquisition of DUS. Silo locations typically are leased as opposed to Fretter locations, a majority of which are owned, thus leading to increased overall occupancy costs.

Interest And Other Income

        Interest and other income increased $1.8 million (456.8%) in the three month period ended July 31, 1994 compared to the three month period ended July 31, 1993. Interest and other income as a percentage of net sales for the three month periods ended July 31, 1994 and 1993 were 1.0% and .4%, respectively.

        Interest and other income increased $3.5 million (424.2%) in the six month period ended July 31, 1994 compared to the six month period ended July 31, 1993. Interest and other income as a percentage of net sales for the six month periods ended July 31, 1994 and 1993 were 1.1% and .5%, respectively.

        The increase for both the three and six month periods ended July 31, 1994 is due to the acquisition of DUS and subsequent increase in private label credit card sales.

Interest Expense

        Interest expense increased $1.1 million (150.2%) in the three month period ended July 31, 1994 compared to the three month period ended July 31, 1993. Interest expense as a percentage of net sales for both three month periods ended July 31, 1994 and 1993 was .8%.

        Interest expense increased $2.0 million (161.0%) in the six month period ended July 31, 1994 compared to the six month period





                                    12 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (SIX MONTHS ENDED JULY 31, 1994 AND 1993)

ended July 31, 1993. Interest expense as a percentage of net sales for the six month periods ended July 31, 1994 and 1993 were .8% and .7%, respectively.

        The increase in interest expense for the three month period ended July 31, 1994 is primarily due to the increase in inventory levels and increased interest rates.

Income Taxes

        The effective income tax rates for the three month periods ended July 31, 1994 and 1993 were 36.0% and 34.5%, respectively. The effective income tax rates for the six month periods ended July 31, 1994 and 1993 were 36.0% and 35.4%, respectively. The effective tax rates for the three and six month periods ended July 31, 1994 were higher than statutory rate primarily due to state income taxes.

Net Earnings

        Due to the factors discussed above, net earnings decreased $2.6 million from net earnings of $1.1 million in the three month period ended July 31, 1993 to a net loss available for common shareholders of $1.5 million in the three month period ended July 31, 1994.

        Due to the factors discussed above, net earnings decreased $10.0 million from net earnings of $4.3 million in the six month period ended July 31, 1994 to a net loss available for common shareholders of $5.7 million in the six month period ended July 31, 1994.


Changes in Cash Flows

        The Company's primary needs for capital are to support its inventory, particularly during the Christmas Holiday season and the summer months with the purchase of air conditioners. In addition, capital is required to fund new store openings and to remodel or relocate existing stores. For the six month period ended July 31,





                                    13 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (SIX MONTHS ENDED JULY 31, 1994 AND 1993)

1994, no new stores were opened or relocated and ten stores were remodeled.

        Cash and cash equivalents increased $970,000 during the six month period ended July 31, 1994, primarily due to proceeds of long-term obligations of $46.6 million offset by the purchase of property and equipment of $8.9 million and cash used for operating activities of $44.8 million.

        Net cash used in operating activities of $44.8 million primarily resulted from the decrease of accrued liabilities of $27.8 million, the decrease in the reserve for store closings of $27.3 million and the increase in deferred service contract revenue of $13.6 million.

        The Company will continue to open new stores to the extent that economically feasible transactions can be structured. The Company anticipates fiscal 1995 capital expenditures to be approximately $16.4 million of which approximately $12.0 million is for stores.

        Since July 31, 1994, the Company has opened one new store in Massachusetts and resited two stores, one in both Massachusetts and Washington. The Company also plans to open one additional store and remodel three for the fiscal year.

        The Company expects to fund future expansion plans with a combination of funds generated from operations, mortgage and loan financing, and through existing lines of credit. The Company expects that such sources will be sufficient to meet its future cash requirements.





                                    14 of 16

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        From time to time the Company is party to various legal proceedings relating to the conduct of its business. Many of these claims are covered by insurance. Management is of the opinion that the outcome of any of these currently pending legal proceedings will not have a material adverse effect on the Company's business or financial condition.


Item 2.  Changes in Securities

         None

Item 3.  Default upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             27.  Selected Financial Data Schedule per Item
                  601(c)(1)(ii) of Regulation S-B and S-K.

         b.  Reports on Form 8-K

             None





                                    15 of 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRETTER, INC.
                                        Registrant


Date:  09/14/94                         By:   /s/ John Hurley
                                           ------------------------------
                                           John Hurley
                                           Chief Executive Officer


Date:  09/14/94                         By:   /s/ Dale R. Campbell
                                           ------------------------------
                                           Dale R. Campbell
                                           Executive Vice President
                                           (Principal Accounting Officer)





                                    16 of 16