Form 10-Q
period 1994-10-31
FRETTER INC
filed 1994-12-15
CIK 790815

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1994
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                  ----    ----
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares outstanding as of
            Class                                December 14, 1994
            -----                           ------------------------
 Common Stock, $.01 par value                       10,577,467

                                FRETTER, INC.
                                    INDEX

                                                             Page No.

Form 10-Q Cover Page                                           1

Form 10-Q Index                                                2

Part I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Balance Sheets                 3

                   Consolidated Statements of Earnings         4

                   Consolidated Statements of
                   Shareholders' Equity                        5

                   Consolidated Statements of Cash Flow        6

                   Notes to Consolidated Financial
                   Statements                                  7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                     8-14

Part II.  Other Information

          Item 1-6.                                           15

Signatures                                                    16





                                    2 of 16
www                        PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS

                                FRETTER, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



     Assets                                                           October 31,            January 31,
                                                                         1994                  1994
                                                                      -----------            ----------
Current Assets
   Cash and cash equivalents                                           $4,393                $16,805
   Accounts receivable, net                                            11,360                 22,983
   Merchandise inventory, net                                         257,929                224,445
   Prepaid expenses                                                     8,568                  4,019
   Deferred commissions                                                 8,219                  3,960
                                                                     --------               --------

      Total current assets                                            290,469                272,212

Property and equipment, net                                           112,793                110,954
Goodwill, net                                                          72,010                 63,616
Other assets                                                            3,959                  4,587
Deferred commissions                                                    5,807                  5,433
                                                                     --------               --------
                                                                     $485,038               $456,802
                                                                     ========               ========

     Liabilities and Shareholders' Equity

Current Liabilities
   Current portion of long-term obligations                              $470                   $590
   Accounts payable                                                    27,020                 28,864
   Current portion of deferred service contract revenue                27,599                 21,290
   Accrued liabilities                                                 69,761                100,995
   Reserve for store closings                                           7,559                 33,385
   Income taxes payable                                                 3,224                  3,558
                                                                     --------               --------
      Total current liabilities                                       135,633                188,682

Long-term obligations                                                 134,767                 43,584
Other noncurrent liabilities                                           25,662                 38,696
Deferred service contract revenue                                      41,626                 29,058
Employee benefit obligations                                           78,757                 80,788
                                                                     --------               --------
      Total liabilities                                               416,445                380,808
                                                                     --------               --------

Redeemable preferred stock                                             45,000                 45,000
                                                                     --------               --------

Commitments and contingencies

Shareholders' Equity
   Preferred stock-authorized, 5,000,000 shares
     of $.01 par value; issued; none
   Common stock-authorized, 50,000,000 shares
     $.01 par value; issued, 10,577,467 shares at
   October 31, 1994 and January 31, 1994, respectively                    106                    106
   Additional contributed capital                                       1,641                  1,641
   Retained earnings                                                   21,846                 29,247
                                                                     --------               --------
                                                                       23,593                 30,994
                                                                     --------               --------
                                                                     $485,038               $456,802
                                                                     ========               ========



         See accompanying notes to consolidated financial statements.


                                    3 of 16

                                FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                         THREE-MONTHS ENDED OCTOBER 31,   NINE-MONTHS ENDED OCTOBER 31,
                                                        ---------------------------------   ------------------------------
                                                           1994                1993            1994              1993
                                                        ------------         ------------    ------------     ------------
Net sales                                               $204,024              $92,738         $591,574         $259,818
Cost of goods sold                                       148,774               68,212          433,272          189,921
                                                      ----------            ---------       ----------        ---------
Gross profit                                              55,250               24,526          158,302           69,898

Operating expense
  Selling                                                 41,084               16,478          126,166           47,062
  Warehouse and delivery                                   7,150                3,082           20,000            8,347
  Administrative                                           6,541                3,350           19,710           10,013
                                                      ----------            ---------       ----------        ---------
                                                          54,775               22,910          165,876           65,422
Other income (expense)
  Interest and other                                         668                  340            4,977            1,162
  Interest expense                                        (2,911)                (705)          (6,155)          (1,948)
  Store closure provision                                                      (4,000)                           (4,000)
                                                      ----------            ---------       ----------        ---------
                                                          (2,243)              (4,365)          (1,178)          (4,786)
(Loss) earnings before income taxes and
  cumulative effect of change in accounting
  principle                                               (1,768)               1,612           (8,752)            (310)
Income taxes (benefit)                                      (637)               6,132           (3,151)           6,995
                                                      ----------            ---------       ----------        ---------

(Loss) earnings before cumulative effect of change
  in accounting principle                                 (1,131)              (4,520)          (5,601)          (7,305)
Cumulative effect of change in accounting
  for income taxes                                                                                                2,756
                                                      ----------            ---------       ----------        ---------

    Net (loss) earnings before preferred dividend         (1,131)              (4,520)          (5,601)          (4,549)
                                                      ----------            ---------       ----------        ---------

Preferred stock dividend requirements                        600                                 1,800
                                                      ----------            ---------       ----------        ---------

    Net (loss) earnings available for
      common shareholders                                ($1,731)             ($4,520)         ($7,401)         ($4,549)
                                                      ==========            =========       ==========        =========

Weighted average number of common shares              10,577,497            7,410,569       10,577,497        7,411,547
                                                      ==========            =========       ==========        =========
(Loss) earnings per common share before
  cumulative effect of change in accounting
  principle                                               ($0.16)              ($0.61)           (0.70)          ($0.99)
  Cumulative effect of change in accounting
   for income taxes                                                                                               $0.37

                                                      ----------            ---------       ----------        ---------
    Net (loss) earnings per common share                  ($0.16)              ($0.61)          ($0.70)          ($0.62)
                                                      ==========            =========       ==========        =========


         See accompanying notes to consolidated financial statements.


                                    4 of 16

                                FRETTER, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE-MONTHS ENDED OCTOBER 31,
                            (DOLLARS IN THOUSANDS)



                                                                   1994             1993
                                                                ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings before preferred dividends                ($5,601)        ($4,549)
  Adjustment to reconcile net (loss) earnings to net
    cash (used for) operating activities:
  Depreciation and amortization                                  11,623           4,369
  Stock compensation expense                                      1,484             747
  Deferred income taxes                                                           3,116
  Store closure provision                                                         4,000
  Other non-cash items                                            3,133
  Change in assets and liabilities
        Merchandise inventory                                   (33,484)        (17,465)
        Other current and long-term assets                       (8,115)         (4,148)
        Accounts payable                                         (1,844)          9,042
        Accrued Liabilities                                     (38,519)
        Reserve for store closings                              (25,826)
        Deferred service contract revenue                        18,877           1,061
        Other current and long-term liabilities                 (14,531)         (4,203)
                                                              ---------       ---------
          NET CASH PROVIDED BY (USED FOR)
            OPERATING ACTIVITIES                                (92,803)         (8,030)
                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (10,672)         (6,905)
                                                              ---------       ---------
          NET CASH (USED FOR) INVESTING ACTIVITIES              (10,672)         (6,905)
                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts under line of credit                              91,523          14,872
  Payments of long term obligations                                (460)           (395)
  Redemption of common stock                                                        (45)
                                                              ---------       ---------
          NET CASH (USED FOR) PROVIDED BY
            FINANCING ACTIVITIES                                 91,063          14,431
                                                              ---------       ---------
          NET (DECREASE) INCREASE IN CASH
            AND CASH EQUIVALENTS                                (12,412)           (504)
Cash and cash equivalents at beginning of period                 16,805           6,315
                                                              ---------       ---------

Cash and cash equivalents at end of period                       $4,393          $5,811
                                                              =========       =========

         See accompanying notes to consolidated financial statements.

                                    5 of 16

                                 Fretter, Inc.
                Consolidated Statements of Shareholders' Equity
              For the nine months ended October 31, 1993 and 1994
                   (Dollars in thousands, except share data)

                                                                Common Stock            Additional
For the nine-months                                       ---------------------------   Contributed      Retained
    ended October 31, 1993                                Shares            $0.01 par     Capital        earnings      Total
- --------------------------                                ----------        ---------   -----------     ---------     -------
Balance at February 1, 1993                               14,540,714        $145        $33,531         $30,343       $64,019

Loss before cumulative effect
   of change in accounting principle                                                                     (7,305)       (7,305)

Cumulative effect of change in accounting
  principle for income taxes                                                                              2,756         2,756

Common stock redeemed                                        (11,336)                                                       0
                                                          ----------        ----        -------         -------       -------

Balance at October 31, 1993                               14,529,378        $145        $33,531         $25,794       $59,470
                                                          ==========        ====        =======         =======       =======

For the nine-months
     ended October 31, 1994

Balance at February 1, 1994                               10,577,467        $106         $1,641         $29,247       $30,994

Net loss for the nine-months
    ended October 31, 1994                                                                               (7,401)       (7,401)


                                                          ----------        ----        -------         -------       -------
Balance at October 31, 1994                               10,577,467        $106         $1,641         $21,846       $23,593
                                                          ==========        ====        =======         =======       =======







         See accompanying notes to consolidated financial statements.


                                    6 of 16

                                FRETTER, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

  The accompanying unaudited consolidated financial statements, which include Fretter, Inc. and its wholly owned subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair statement of financial position as of October 31, 1994 and the results of operations, and cash flows for the nine months ended October 31, 1994 and 1993; all of which adjustments are of a normal and recurring nature, except for the adoption of Statement of Financial Accounting Standard No. 109 (SFAS 109) "Accounting for Income Taxes" effective February 1, 1993. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1994 Annual Report on Form 10-K and Annual Report filed with the Securities and Exchange Commission on April 29, 1994.

2.  SERVICE CONTRACTS

  Effective with The Acquisition of Dixons U.S. Holdings, Inc. ("DUS") on December 3, 1993, The Company recognizes revenue from the sale of service contracts on a straight-line basis over the life of the contract. Incremental direct costs resulting from the sale of such contracts (primarily commissions) are also deferred and recognized on a straight-line basis over the same period.

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

4.  EARNINGS PER SHARE

     Earnings per share are computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at October 31, 1994.





                                    7 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)

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

  Currently the Company operates 243 retail stores, 45 of which are in Michigan, Ohio, Massachusetts and New Hampshire under the name Fretter; 142 retail stores under the name Silo in Arizona, California, Delaware, Illinois, Indiana, Louisiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Texas, Utah and Washington, operated through DUS; 15 retail stores under the name YES! Your Electronics Superstore in New York, Baton Rouge, Louisiana and Marshall Fields locations, operated through DUS; 22 retail stores in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company; and 19 automotive electronic retail stores in Michigan, Ohio and Indiana operated through Dash Concepts, a wholly-owned subsidiary of the Company.

  As a result of this acquisition, the Company has closed a number of locations where there were overlapping and competing stores, low performing stores and duplicate facilities. Inventory liquidation sales were held in the first three months of the current fiscal year in the Los Angeles and Denver markets, and beginning September, 1994 in the Louisiana market, under the Silo name; and in the first three months of the current fiscal year in the Indianapolis and Chicago markets, under the Fretter name. The Company has converted its remaining Louisiana store to its YES!





                                    8 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)

format. All liquidation sales are complete except for stores required to remain open to honor continuous operation clauses in certain leases. At December 14, 1994 there are only six stores still required to operate under continuous operation clauses.

  As of October 31, 1994, reserves recorded for future costs related to store closures aggregate approximately $14.0 million, of which approximately $7.5 million will be incurred within the next twelve months. Such reserves include estimated future lease costs, store operating costs, employee separation and relocation costs and losses associated with the disposal of merchandise and other costs. The Company is continuing to evaluate its store closure reserve and items related to purchase accounting.

  The more significant factors affecting the Company's operations in the nine month period ended October 31, 1994 include:

  - Severe weather conditions in the Eastern United States affected the Company's Pennsylvania and New England markets.

  - All Silo stores were converted to the Fretter Point of Sale System and physical inventories were conducted on all converted stores.

  - The Company consolidated Fretter and Silo headquarters into a new location in Brighton, Michigan.

  - The Company effectively and significantly reduced the combined administrative expenses compared to the expenses previously experienced by the separate Fretter and DUS companies.

  - The Company continued to consolidate its SKU inventory items to more effectively merchandise its stores.





                                    9 of 16

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)

CHANGES IN RESULTS OF OPERATIONS

Net Sales

  Net sales increased in the three month period ended October 31, 1994 as compared to the three month period ended October 31, 1993 by $111.3 million (120.0%). Comparable store sales decreased $10.6 million (16.7%) from the same period last year. The increase of $111.3 million in total sales is primarily due to the acquisition of DUS.

  Net sales increased in the nine month period ended October 31, 1994 as compared to the nine month period ended October 31, 1993 by $331.8 million (127.7%). Comparable stores sales decreased $15.9 million (10.2%) from the same period last year.

  Comparable store sales relates each store's sales in a current fiscal period to the same store's sales in the same period in the prior fiscal year. The comparable store sales decrease for both the three and nine month periods ended October 31, 1994 does not include the sales from any of the closed Fretter locations nor does it include the sales from any of the DUS locations. Additionally, such sales do not include any sales from the Illinois or Colorado regions. Nine Fretter locations were closed in Illinois and the remaining Illinois locations were converted from Fretter to Silo stores. Further, two Schmid locations were closed in Colorado and six Silo locations in Colorado were converted to Schmid locations. Because of this conversion and the liquidation of inventory in the markets pursuant thereto, the results of these markets were excluded from comparable store sales computations. Accordingly, of the 243 currently operating stores, 42 are used in the comparable store sales analysis; therefor the comparable store sales analysis is not necessarily indicative of the overall comparable store sales performance of all currently operating retail locations.

  The Company primarily attributes the increase in net sales for the nine month period ended October 31, 1994 to the acquisition of DUS. The decrease in comparable store sales for both the three and nine month period ended October 31, 1994 is primarily due to the intense competition within the Company's key markets. In addition, sales had been adversely affected in the preceding quarter due to a lack of availability of air conditioner units for sale to consumers. Finally, sales have been affected during the fiscal year as a result of the extensive consolidation efforts required to combine the two pre-existing companies.





                                    10 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)

Cost of Goods Sold and Gross Profit

  Cost of goods sold increased by $80.6 million (118.1%) and gross profit increased $30.7 million (112.1%) in the three month period ended October 31, 1994 as compared to the three month period ended October 31, 1993. Gross profit as a percentage of net sales increased to 27.1% in the three month period ended October 31, 1994 from 26.5% in the three month period ended October 31, 1993.

  Cost of goods sold increased by $243.4 million (128.1%) and gross profit increased by $88.4 million (121.8%) in the nine month period ended October 31, 1994 as compared to the nine month period ended October 31, 1993. Gross profit as a percentage of net sales decreased to 26.8% in the nine month period ended October 31, 1994 from 26.9% in the nine month period ended October 31, 1993.

  The increase in gross profit as a percentage of sales for the three month period ended October 31, 1994 is primarily attributable to merchandise mix and improved purchasing cost efficiencies due to the consolidation of the companies.

Operating Expenses

  Operating expenses comprise warehouse and delivery, selling, and administrative expenses. Operating expenses increased by $28.6 million (139.1%) in the three month period ended October 31, 1994 compared to the three month period ended October 31, 1993. As a percentage of net sales, operating expenses increased to 26.9% in the three month period ended October 31, 1994 from 24.7% in the three month period ended October 31, 1993.

  Operating expenses increased by $100.5 million (153.6%) in the nine month period ended October 31, 1994 compared to the nine month period ended October 31, 1993. As a percentage of net sales, operating expenses increased to 28.0% in the nine month period ended October 31, 1994 from 25.2% in the nine month period ended October 31, 1993.

  The increase in operating expense as a percentage of net sales for the three and nine month period ended October 31, 1994 is primarily attributable to an increase in store occupancy costs resulting from the acquisition of DUS. Silo locations typically are leased as opposed to Fretter locations, a majority of which are owned, thus leading to increased overall occupancy costs.





                                    11 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)


Interest And Other Income

  Interest and other income increased $328,000 (96.5%) in the three month period ended October 31, 1994 compared to the three month period ended October 31, 1993. Interest and other income as a percentage of net sales for the three month periods ended October 31, 1994 and 1993 was .3% and .4%, respectively.

  Interest and other income increased $3.8 million (328.3%) in the nine month period ended October 31, 1994 compared to the nine month period ended October 31, 1993. Interest and other income as a percentage of net sales for the nine month periods ended October 31, 1994 and 1993 was .8% and .5%, respectively.

  The increase for both the three and nine month periods ended October 31, 1994 is primarily due to the acquisition of DUS and subsequent increase in private label credit card sales.

Interest Expense

  Interest expense increased $2.2 million (312.9%) in the three month period ended October 31, 1994 compared to the three month period ended October 31, 1993. Interest expense as a percentage of net sales for the three month periods ended October 31, 1994 and 1993 was 1.4% and .8%, respectively.

  Interest expense increased $4.2 million (216.0%) in the nine month period ended October 31, 1994 compared to the nine month period ended October 31, 1993. Interest expense as a percentage of net sales for the nine month periods ended October 31, 1994 and 1993 was 1.0% and .8%, respectively.

  The increase in interest expense for both the three and nine month periods ended October 31, 1994 as compared to the prior year is primarily due to the increase in inventory levels and increased interest rates.

Store Closure Provision

  As a result of the acquisition of DUS, during October 31, 1993 the Company established a store closure reserve of $4.0 million. This planned store closure provision was provided to reflect inventory write-downs, lease disposition costs and fixed asset write-offs expected to be incurred in the Fretter locations. For the three months ended





                                    12 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)

October 31, 1994, no additional reserve is required for any cost associated with the closure of the Fretter locations.

Income Taxes

  The effective income tax rates for the three month periods ended October 31, 1994 and 1993 were 36.0% and 35.3%, respectively (prior to the establishment of the valuation allowance for net deferred tax assets).

  Prior to the establishment of the valuation allowance for net deferred tax assets discussed below with respect to the nine month period ended October 31, 1993, the effective income tax rates for the nine month periods ended October 31, 1994 and 1993 were 36.0% and 35.0%, respectively. The effective tax rates for the three and nine month periods ended October 31, 1994 and 1993 were higher than the statutory rate primarily due to state income taxes.

  A tax benefit was recorded in the three and nine month period ended October 31, 1993 in the amount of approximately $972,000 and $109,000, respectively. As a result of the acquisition of DUS, a valuation allowance for net deferred tax assets was provided for as of October 31, 1993. Tax expense for the three and nine months ended October 31, 1993 includes $7.1 million relating to the establishment of this reserve.

Net Earnings Before Preferred Stock Dividend

   Due to the factors discussed above, net earnings before preferred stock dividend increased $3.4 million from a net loss of $4.5 million in the three month period ended October 31, 1993 to a net loss of $1.1 million in the three month period ended October 31, 1994.

  Due to the factors discussed above, net earnings before preferred stock dividend increased $1.7 million from a net loss of $7.3 million in the nine month period ended October 31, 1993 to a net loss of $5.6 million in the nine month period ended October 31, 1994.

Changes in Cash Flows

  The Company's primary needs for capital are to support its inventory, particularly during the Christmas Holiday season and in the summer months with the purchase of air conditioners. In addition, capital is required to fund new store openings and to remodel or relocate existing stores. For the nine month period





                                    13 of 16

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1994 AND 1993)

ended October 31, 1994, one new store was opened, one store was resited and one store was remodeled.

  Since February 1, 1994, cash and cash equivalents decreased $12.4 million, primarily attributable to net cash used for acquisitions of property and equipment in the amount of $10.7 million.

  Net cash used in operating activities of $92.8 million was used to increase merchandise inventory by $33.5 million, to decrease accrued liabilities by $34.8 million and to decrease the reserve for store closure by $25.8 million.

  During the three month period ended October 31, 1994, the Company increased the total availability under its $140 million secured revolving credit facility with Bankers Trust to $155 million to provide the Company increased flexibility in purchasing merchandise for the Christmas selling season. This increased availability extends until January 31, 1995 and then will return to $140 million.

  The Company will open new stores to the extent that economically feasible transactions can be structured. The Company anticipates fiscal 1995 capital expenditures will approximate $16.4 million of which approximately $12.0 million is for stores.

  The Company expects to fund future expansion with a combination of funds generated from operations, mortgage and loan financing, and through existing lines of credit. The Company expects that such sources will be sufficient to meet its future cash requirements.





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


                                           FRETTER, INC.
                                           Registrant


Date:  12/14/94                            By:    s/ John Hurley
                                               --------------------------
                                               John Hurley
                                               Chief Executive Officer


Date:  12/14/94                            By: s/ Dale R. Campbell
                                               ---------------------------
                                               Dale R. Campbell
                                               Executive Vice President
                                               (Principal Accounting Officer)





                                    16 of 16