Form 10-Q/A
period 1994-10-31
FRETTER INC
filed 1994-12-15
CIK 790815

                                 FORM 10-Q/A
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


                                    3 of 16

                                FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                         THREE-MONTHS ENDED OCTOBER 31,   NINE-MONTHS ENDED OCTOBER 31,
                                                        ---------------------------------   ------------------------------
                                                           1994                1993            1994              1993
                                                        ------------         ------------    ------------     ------------
Net sales                                               $204,024              $92,738         $591,574         $259,818
Cost of goods sold                                       148,774               68,212          433,272          189,921
                                                      ----------            ---------       ----------        ---------
Gross profit                                              55,250               24,526          158,302           69,898

Operating expense
  Selling                                                 41,084               16,478          126,166           47,062
  Warehouse and delivery                                   7,150                3,082           20,000            8,347
  Administrative                                           6,541                3,350           19,710           10,013
                                                      ----------            ---------       ----------        ---------
                                                          54,775               22,910          165,876           65,422
Other income (expense)
  Interest and other                                         668                  340            4,977            1,162
  Interest expense                                        (2,911)                (705)          (6,155)          (1,948)
  Store closure provision                                                      (4,000)                           (4,000)
                                                      ----------            ---------       ----------        ---------
                                                          (2,243)              (4,365)          (1,178)          (4,786)
(Loss) earnings before income taxes and
  cumulative effect of change in accounting
  principle                                               (1,768)              (2,749)          (8,752)            (310)
Income taxes (benefit)                                      (637)               6,132           (3,151)           6,995
                                                      ----------            ---------       ----------        ---------

(Loss) earnings before cumulative effect of change
  in accounting principle                                 (1,131)              (8,881)          (5,601)          (7,305)
Cumulative effect of change in accounting
  for income taxes                                                                                                2,756
                                                      ----------            ---------       ----------        ---------

    Net (loss) earnings before preferred dividend         (1,131)              (8,881)          (5,601)          (4,549)
                                                      ----------            ---------       ----------        ---------

Preferred stock dividend requirements                        600                                 1,800
                                                      ----------            ---------       ----------        ---------

    Net (loss) earnings available for
      common shareholders                                ($1,731)             ($8,881)         ($7,401)         ($4,549)
                                                      ==========            =========       ==========        =========

Weighted average number of common shares              10,577,497            7,410,569       10,577,497        7,411,547
                                                      ==========            =========       ==========        =========
(Loss) earnings per common share before
  cumulative effect of change in accounting
  principle                                               ($0.16)              ($0.61)           (0.70)          ($0.99)
  Cumulative effect of change in accounting
   for income taxes                                                                                               $0.37

                                                      ----------            ---------       ----------        ---------
    Net (loss) earnings per common share                  ($0.16)              ($0.61)          ($0.70)          ($0.62)
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

                                                                Common Stock            Additional
For the nine-months                                       ---------------------------   Contributed      Retained
    ended October 31, 1993                                Shares            $0.01 par     Capital        earnings      Total
- - --------------------------                                ----------        ---------   -----------     ---------     -------
Balance at February 1, 1993                               14,540,714        $145        $33,531         $30,343       $64,019

Loss before cumulative effect
   of change in accounting principle                                                                     (7,305)       (7,305)

Cumulative effect of change in accounting
  principle for income taxes                                                                              2,756         2,756

Common stock redeemed                                        (11,336)                                                       0
                                                          ----------        ----        -------         -------       -------

Balance at October 31, 1993                               14,529,378        $145        $33,531         $25,794       $59,470
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


  Currently the Company operates 243 retail stores, 45 of which are in Michigan, Ohio, Massachusetts and New Hampshire under the name Fretter; 142 retail stores under the name Silo in Arizona, California, Delaware, Illinois, Indiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania,
Texas, Utah and Washington, operated through DUS; 15 retail stores under the name YES! Your Electronics Superstore in New York, Baton Rouge, Louisiana and Marshall Fields locations, operated through DUS; 22 retail stores in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company; and 19 automotive electronic retail stores in Michigan, Ohio and Indiana operated through Dash Concepts, a wholly-owned subsidiary of the Company.


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


  The increase in gross profit as a percentage of sales for the three month period ended October 31, 1994 is primarily attributable to improved merchandise mix and purchasing cost efficiencies due to the consolidation of the companies.


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

Net Earnings Before Preferred Stock Dividend


   Due to the factors discussed above, net earnings before preferred stock dividend increased $7.8 million from a net loss of $8.9 million in the three month period ended October 31, 1993 to a net loss of $1.1 million in the three month period ended October 31, 1994.


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