Form 10-Q/A
period 1994-10-31
FRETTER INC
filed 1995-03-03
CIK 790815

                                 FORM 10-Q/A
                               AMENDMENT NO. 2
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

For the transition period from _____ to _____

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

                                NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

                                NOT APPLICABLE
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:


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


                                     FRETTER INC.
                                     Registrant


Date:  03/03/95                      By:     /s/ John Hurley
                                        ----------------------------
                                        John Hurley
                                        Chief Executive Officer

Date:  03/03/95                      By:     /s/ Dale R. Campbell
                                        ----------------------------
                                        Dale R. Campbell
                                        Executive Vice President
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.                     Description                     Page No.
- -----------                     -----------                     --------

EX-27                           Financial Data Schedule