Form 10-K
period 1995-01-31
FRETTER INC
filed 1995-05-01
CIK 790815

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended January 31, 1995
                                      OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from__________ to __________

                         Commission file number 0-14611

                                 FRETTER, INC.
             (Exact name of Registrant as specified in its charter)

         MICHIGAN                                          38-1557359
  (State of Incorporation)                     (IRS Employer Identification No.)

                              12501 GRAND RIVER
                          BRIGHTON, MICHIGAN  48116
                                (810) 220-5000
        (Address of principal executive offices and telephone number)

         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE


                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes__X__      No_____

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-4 is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

                 As of April 22, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $5,970,116 computed by reference to the closing sales price on such date as reported on NASDAQ NMS.

                 As of April 22, 1995, there were 10,577,392 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's proxy statement for the Annual Meeting of Shareholders to be held on June 21, 1995 which will be filed pursuant to Regulation 14A within 120 days of the close of the registrant's fiscal year, is incorporated by reference in answer to Part III of this report to the extent noted herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is a large volume specialty retailer of home entertainment products, consumer electronics and appliances. The Company currently operates a total of 237 retail stores in 22 states under various trade names: (a) 45 retail stores under the name of Fretter, Inc. in Massachusetts, Michigan, New Hampshire and Ohio; (b) 137 retail stores under the name of "Silo" and 14 retail stores under the name of "Yes! Your Electronics Store" through its wholly-owned subsidiary Silo Holdings, Inc. and its subsidiaries in Arizona, California, Washington, Delaware, Illinois, Indiana, Louisiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Texas and Utah; (c) 22 retail stores under the name of and through its wholly-owned subsidiary Fred Schmid Appliance & TV Co. ("Schmid") in Colorado, Montana and Wyoming; and (d) 19 retail automotive electronic stores under the name of and through its wholly-owned subsidiary Dash Concepts in Indiana, Michigan and Ohio. Unless otherwise indicated, all references to the Company refer to Fretter, Inc. ("Fretter"), and collectively its predecessors and subsidiaries.

         In March 1990, the Company formed two subsidiaries: Fretter Finance, Inc. and Fretter Auto Sound, Inc. d/b/a Dash Concepts. The former subsidiary was established to facilitate collection of commissions attributable to credit life and disability insurance policies purchased by the Company's customers in conjunction with their product purchases. The latter subsidiary was formed to perform installations of automobile stereos, cellular telephones and alarm systems in the Company's customers' automobiles. This latter subsidiary also sells products similar to products otherwise sold by the Company with emphasis upon higher end automobile electronic products, and in substantially smaller retail stores than typical Fretter stores.

         On September 30, 1991, Fretter Acquisition Company, Inc., a wholly-owned subsidiary of Fretter formed in August 1991, acquired from the Fred Schmid Appliance & TV Co. Employee Stock Ownership Plan all the outstanding shares of Schmid. The Schmid acquisition purchase price of $1,020,000 was accounted for using the purchase method.

         In December 1993, in a transaction accounted for as a purchase, Fretter acquired all of the outstanding shares of Dixons U.S. Holdings, Inc. ("DUS") from Dixons America Holdings, Inc. ("DAH"). The ultimate parent of DAH is Dixons Group plc, a public limited company ("Dixons"), which (through subsidiaries) is the largest consumer electronics retailer in the United Kingdom and is a public company listed on the London Stock Exchange. In exchange for the DUS shares, Fretter issued 3,164,804 shares of Common Stock, 3,000,000 shares of Convertible Preferred Stock, Series A, and 1,500,000 shares of Preferred Stock, Series B, to DAH. Immediately prior to the acquisition, Gabrielle Co. (a newly-formed, wholly-owned subsidiary of the Company) was merged into Fretter, and as a result shareholders on that date were entitled to receive $3.00 in exchange for each .49 of each share of Fretter Common Stock owned, and retained the remaining .51 of each share. As a result of this acquisition, the Company increased its total stores (inclusive of Fretter, Fred Schmid and Dash Concepts stores) from 102 to 237 stores (after giving effect to store closures contemplated as part of the overall combination) and increased its total revenues from $361 million for Fiscal year ended January 31, 1993 to 858,849,000 for Fiscal year ended January 31, 1995.

MARKETING STRATEGY

         The Company's marketing strategy is based on building customer satisfaction and loyalty by endeavoring to provide (1) the lowest prices available in its market areas; (2) a broad range of quality, brand name products and models; (3) spacious stores that convey the impression of depth of product selection in key product categories and which stores are in most cases located near large regional shopping malls; (4) specially trained sales personnel, and (5) a high standard of after-purchase customer satisfaction through a combination of a liberal return policy and service performed by in-house service employees for certain products in certain markets and independently-owned service companies for other products and in other markets.

         PRICES. The Company's strategy is to price merchandise at or below its competitors' prices. The Company's retail prices are established by its merchandising and marketing departments, with review at the regional level, and with local store authority to beat any price offered by a competitor.

         PRODUCTS. The Company offers customers an extensive selection of quality, brand name home entertainment products, consumer electronics and appliances.

         The table which follows shows the approximate percentage of total product and service sales for each major product group for each of the last three fiscal years. The percentage by product group is affected by promotional activities, consumer trends, and the development and introduction of new products. Historical percentages may not be indicative of percentages in future years, and, because gross margins vary widely among the product groups and among the products within the groups, the percentages set forth in the table are not necessarily indicative of the relative contributions to net earnings.


                                                                   PERCENTAGE OF TOTAL PRODUCT AND SERVICE SALES(1) FOR
                                                                                   TWELVE MONTHS ENDED
                                                                    Jan. 31, 1995(2)  Jan. 31, 1994(3)    Jan. 31, 1993
                         ----------------------------------------------------------------------------------------------
                         PRODUCT GROUP
                         Video(4)...............                        35.2%              37.7%             37.2%
                         ----------------------------------------------------------------------------------------------
                         Appliances(5)..........                        30.6%              30.7%             35.6%
                         ----------------------------------------------------------------------------------------------
                         Audio(6)...............                        10.8%              15.2%             10.9%
                         ----------------------------------------------------------------------------------------------
                         Personal Electronics(7)                        17.3%              12.4%             11.1%
                         ----------------------------------------------------------------------------------------------
                         Service Contracts(8)...                         6.1%               4.1%              5.2%
                         ----------------------------------------------------------------------------------------------
                                                                       100.0%             100.0%             100.0%

- ---------------

(1) Includes net sales, less credit card discounts and net increases to deferred service contract revenue.

(2) Reflects combined Company and DUS sales for all of Fiscal year ended January 31, 1995.

(3) Reflects Company only sales prior to December11, 1993, and Company and DUS (Silo) sales from December 11, 1993 through January 31, 1994.


(4) Includes, from time to time, color and black-and-white televisions (portable, table-top and console), projection televisions, cassette recorders, camcorders and related accessories, video enhancement devices, tripods, blank video tapes and television stands.


(5) Includes, from time to time, automatic washers and dryers, dishwashers, refrigerators, freezers, ranges, microwave ovens, air conditioners, dehumidifiers and trash compactors.


(6) Includes, from time to time, compact disc players, home stereo systems, receivers, speakers, cassette decks, turntables, amplifiers, tuners, equalizers, prepackaged audio systems, audio furniture, compact music systems, headphones, microphones and cartridges.


(7) Includes, from time to time, portable tape recorders with and without radios, portable radios, car stereo equipment, cellular phones, computer hardware and peripherals, personal radios, clock radios, conventional telephones, cordless telephones, telephone answering devices, heaters, fans, humidifiers, blank audio tapes, facsimile machines, water and air purifiers, car and home alarms, ready to assemble furniture and other miscellaneous items.

(8)      See "Customer Relations and Service."

         The Company offers a broad choice of models and price ranges. Each store carries a standard inventory of models determined by the Company's merchandising department, and each store may carry other models depending on regional customer preferences and store size. Within a typical store, a customer can choose from a broad spectrum of products from many different manufacturers. New products are added frequently.

         STORES. The Company's stores have selling space ranging from approximately 5,000 to 25,000 square feet. Most stores are located near one of the largest regional shopping malls in their respective market areas. Merchandise is arranged by product category, such as audio, video, appliances, personal electronic items and home office equipment. Each store maintains a full inventory in most product categories, enabling customers in most cases to take immediate delivery of purchased merchandise, except for certain large products which are directly distributed from warehouses. Most of the Company's stores are open seven days and six nights, every week, including certain holidays.

         STORE PERSONNEL. The Company's sales personnel are cross-trained to sell merchandise from various product categories to better service the customers. The Company believes this arrangement creates more professional and effective sales personnel who are better able to serve customers' needs. Compensation for sales personnel is primarily in the form of commissions.

         The Company's sales training programs consist of three areas: (1) new hiring training, (2) basic sales training with continuing education for deficient performance and (3) vendor sponsored product training. The purpose of the new-hire program is to train newly hired sales personnel in the first thirty days of employment, with the necessary skills to properly sell the Company's products, properly serve its customers and to be conscientious stewards of the Company's assets through proper utilization of the POS (Point of Sale) systems and procedures. Newly hired sales personnel spend three days in classroom training, one day dedicated to basic selling skills, one day to product knowledge training and one day dedicated to systems and compliance training. Sales performance is monitored by the training and development personnel. Sales personnel with performances below established standards for sales, gross margin and service are given refresher training and are counseled on their performance. Vendor training is scheduled in all major markets on a monthly basis and smaller markets on a bi-monthly basis. This training allows the vendors to give specific detailed training on their products as well as reinforce the general sales skills necessary to sell the generic product line.

         CUSTOMER RELATIONS AND SERVICE. Virtually all of the products sold by the Company carry manufacturers' warranties (which usually extend for either 90 days or one year from the date of purchase, depending on the product). In addition to these manufacturers' warranties, the Company also offers its customers extended service contracts under which the customers' products will, except in the event of misuse or abuse of the products, be repaired for a period generally ranging from one to five years from the date of purchase for appliances, televisions, video cassette recorders, video cameras, home office, mobile phones and audio products. A variation of these extended service contracts is also offered for less expensive personal electronic items, under which the customers' products will, except in cases of misuse or abuse of the products, be either repaired, replaced or the purchase price refunded for a period of one year after purchase. For fiscal years 1994 and 1995, 4.1% and 6.1%, respectively, of the Company's total product and service sales was attributable to its extended service contracts. Prior to November 1, 1994, such extended service contracts were issued by the Company to its customers. Beginning November 1, 1994, the Company instituted a program to offer for sale to its customers third party service contracts by which an independent entity issues the Company's customers the extended service contract sold by the Company's salespersons.

         The Company employs a staff of qualified technicians in several market areas to service most electronic items it sells. In addition, the Company contracts with a network of independently owned service companies employing qualified technicians to service the products it sells, but does not itself service. The Company uses these technicians during the original warranty period as well as during its own extended service period. In addition, the independent issuer of post-November 1, 1994 extended service contracts and the Company have entered into an agreement by which the Company and its network of independently owned service companies will, for a fee, service the customers' products.

         The Company provides in-home service for major appliances and console televisions in certain major metropolitan areas, both during the period of the manufacturers' warranty and during the period covered by the extended service contracts.

ADVERTISING AND PROMOTION

         The Company believes that its advertising and promotional activities have resulted in significant name recognition in each of its marketing areas. The Company advertises on television and in newspapers. The Company's television commercials and print advertisements generally emphasize its every day low price strategies, expanded high quality brand name selection and non-price benefits such as rapid delivery service of customers' purchases, customer service and attention before and after the sale and the Company's ability to service and repair the products which it sells. Advertisement themes are carefully selected to reinforce the Company's foregoing strategies of every day low prices and offering to customers specific non-price benefits of purchasing products from the Company. The Company also promotes the sales of its products through special event sales such as "Midnight Madness Sales", "Christmas in July Sales", Presidents' birthday sales, and the like. Television commercials are produced by an independent advertising agency working in conjunction with the Company's own advertising personnel; and the Company produces its own newspaper advertisements.

         Advertising costs were approximately $29.0 million in fiscal year 1995. The Company believes that its substantial advertising expenditures have a positive impact on its sales and ability to retain and, in some cases, increase its market share of products sold.

ORGANIZATION AND SALES OPERATIONS

         The Sales Operations department is divided into two segments: National Sales Operations and Divisional Sales Operations. The National Sales Operations area is responsible for all communications, policies, procedures, compensation and incentives that affect the stores. In addition, this segment also controls loss prevention, in-store mobile installation and Dash Concepts (a 19 store, free standing 12 volt mobile installation business).

         The Divisional Sales Operations segment is divided into two regions, split geographically: the Eastern Division, headquartered in Brighton, oversees 118 stores; the Western Division, located in Chicago, oversees 119 stores.
Each division's sales team is headed by a Divisional Vice President who is supported by a Divisional Operations Manager, Divisional Sales Manager, Divisional Loss Prevention Manager and District Managers. The District Managers handle an average of 17 stores and, via their Store Managers, are responsible for overall sales and operational performance.

         Each store is staffed by a General Manager, an Assistant Manager in stores with annual sales in excess of $5 million, two to three Sales Managers and a commissioned Sales Staff.

         The Company believes that this organizational structure provides the benefits of centralized management coupled with the ability to rapidly adapt to dynamic regional retail conditions.

DISTRIBUTION

         Most of the Company's merchandise is delivered by suppliers to Distribution Centers from which shipments are made on a regular basis to each store in each respective market. Principal Distribution Centers are located in the geographical markets of Chicago, Boston, Denver, Detroit, Philadelphia, Seattle and Phoenix. The Upstate New York market is serviced by the Philadelphia Distribution Center and the Salt Lake City market is serviced by the Phoenix Distribution Center. The Company's system of major market distribution facilities is intended to facilitate control over inventory while ensuring that the inventory is distributed in sufficient proximity to the stores, both of which help maximize inventory turnover. In Denver, Company employees perform the distribution functions. In all other Distribution

Centers, the distribution functions are handled by independent warehousing companies through their own employees. In general, all transportation of products from the Distribution Centers to the stores and all deliveries of merchandise to the customers are handled by independent trucking companies. In the Denver and Upstate New York markets, Company employees are used to provide some home delivery functions. The Company believes that the use of independent trucking and labor management companies adds flexibility to its distribution system and reduces the amount of resources and management time that the Company is required to devote to the distribution and transportation functions.

SYSTEMS

         The Company's accounting, purchasing and computer operations are centralized at its principal offices in Brighton, Michigan.

         The Company' s computer systems are integrated into most major aspects of the Company's operations, from merchandising, warehousing, and inventory control to cash and payables management. The Company principally uses IBM hardware with its own proprietary software. The Company's data processing system is "on-line," whereby in conjunction with each sale, a specific entry is made by the sales associate at the store which feeds directly into the Company's central computer in Brighton, Michigan. Upon each sale entry, inventory is reduced, gross margin, commission, and other data are calculated, and any unusual transactions are revealed.

         During fiscal year 1993, the Company completed its upgrade of its central computer system to accommodate the Schmid acquisition stores as well as new stores added to the existing Fretter stores. The Company also instituted a new program to integrate its product service department into the main data processing system, thus increasing the centralization and availability of management information, as well as making information from the product service department available at the retail store level.

         During fiscal year 1994, the Company completed the integration of its Product Service Department into the main data processing system and prepared for and began the implementation of a program to enhance its central computer system to accommodate the DUS acquisition by the Company of the Silo retail stores. As of April 15, 1994, this enhancement was complete and all Silo stores were incorporated into the Company's pre-existing and since enhanced central computer system.

SUPPLIERS AND PURCHASING

         A substantial portion of the Company's inventory is quality, brand name, nationally advertised merchandise which the Company purchases directly from manufacturers and distributors.

         The Company's top ten suppliers (in alphabetical order) during fiscal year 1995 were General Electric, JVC, Maycor, Packard Bell, Raytheon, Sony, Thompson, Toshiba, Whirlpool and Zenith. The Company has not experienced significant difficulties in obtaining satisfactory sources of supply and its management believes that sufficient supplies will continue to exist for the types of products it sells. However the Company has experienced and may in the future experience industry - wide spot shortages of particular products due to market or other conditions.

         The Company believes that it has a good relationship with its suppliers and that its size and membership in Nationwide Television and Appliance Associates, Inc. ("Nationwide"), one of the largest national electronics buying groups in the United States, provides it with substantial buying power. The Company is not obligated to make purchases through Nationwide.

EXPANSION

         The Company's strategy of opening new stores and upgrading existing stores is designed to improve market penetration by increasing both the overall number of the Company's stores and the proportion of its stores situated in the most effective locations and in optimal amounts of space.

         The following table provides a history of the Company's store portfolio (inclusive of both full-scale consumer electronics and home appliance stores and the Company's Dash Concepts mobile electronics stores) over the last three fiscal years ended January 31.


                                                                             Fiscal year ended
                                                                                January 31,

                                                                    1995             1994           1993
 ----------------------------------------------------------------------------------------------------------
 Number of stores open at beginning
 of period..........................                                    242             100              91
 Number of stores opened............                                      6             191(1)            9

 Number of stores closed............                                     11              49(2)            0
 Number of stores open at end of
 period.............................                                    237             242             100

- ---------------

(1) Fiscal year 1994 store openings include 182 stores acquired on December 3, 1993 with the acquisition of DUS.

(2) In connection with the Company's December 3, 1993 acquisition of DUS, the Company implemented a plan to close 53 stores in Colorado, Illinois, Los Angeles and Louisiana. The fiscal year 1994 reference to "Number of stores closed during the period" treats all such stores as closed, notwithstanding (a) the Company, on a temporary basis, continued to operate several of such locations after the end of such fiscal year to effectuate an orderly winding down of operations at such stores and (b) the Company continues to operate a relatively few such locations until satisfactory arrangements for the closure thereof can be structured with the respective landlords of those locations.


         The Company's ability to expand and upgrade stores in the future will depend on, among other things, general economic and business conditions, competition, the Company's ability to obtain desirable sites on satisfactory terms, and the availability of funds.

CONSUMER CREDIT

         Due to the relatively high cost of many of the products sold by the Company, a substantial amount of its sales are made on credit, and its business can be affected by consumer credit availability, which varies with the state of the economy and the location of specific stores. In fiscal year 1995, approximately 32.5% of the Company's sales were for cash and approximately 58.1% of its sales were made through the use of bank credit cards and also through private label Fretter, Silo and Fred Schmid Preferred Credit Card sales under which credit is extended through outside financing entities. The remaining 9.4% of its sales were made through other consumer financing arrangements with banks and independent finance companies for which applications are available at certain of the Company's stores. Beyond the applicable provisions regarding the adequacy of transaction documentation, there are no recourse provisions relating to the sales through available consumer financing arrangements.

SEASONAL BUSINESS

         As with other retail businesses, the Company's net sales are substantially greater during the year end holiday season than during other periods of the year. Net sales for the fourth quarter (which includes the holiday season) were $267.3 million, or 31.1% of net sales in fiscal year 1995. In fiscal year 1994 such fourth quarter sales were $285.7 million, or 52.4% of the net sales for the entire fiscal year. The 1994 level of sales and percentage of total annual net sales is not consistent with prior years' results and is not necessarily indicative of future fourth quarter or annual sales because fourth quarter fiscal year 1994 sales included sales attributable to stores acquired as part of the Silo acquisition, as well as inventory liquidation sales resulting from planned store closures (and subsequent closures of such stores) in Los Angeles, Colorado and Illinois. Such store closures affected subsequent comparable periods in at least three respects: (a) the liquidation of inventory attributable to such locations will not re-occur, (b) such stores will not be in operation, and (c) in Colorado and Illinois, the elimination of both Fred Schmid and Silo stores, and Fretter and Silo stores, respectively.

EMPLOYEES

         On April 7, 1995, the Company had 3,577 employees of whom 3,086 operate in stores, warehousing and distribution; 296 in product and customer service; and 195 operate at the Company's headquarters and regional offices in administrative functions. The Company's sales employees work predominantly on commission. The Company hires additional sales personnel, primarily on a part-time basis, during the Christmas season.

SERVICE MARKS

         The name "Fretter" has been in use in Michigan in the specialty retailing of consumer electronics and appliances since 1953 and is currently in use by the Company in four states: Michigan, Massachusetts, New Hampshire and Ohio. "Fretter" is a service mark registered with the U.S. Patent & Trademark Office both for retail store services and for provision of extended warranty and service contracts for appliances and home entertainment products. "Homeworks Get The Works For Your Home Office" is a service mark registered with the U.S. Patent and Trademark Office for retail electronic, computer and office supply store sales and services. The Company is the owner of four additional federally registered marks: "We Care Line" for provision of service assistance by telephone, "Double the Difference" for retail store services, "Dash Concepts" for installation and servicing of electronic equipment for automotive vehicles, and "Audio Dimension" with respect to speakers and electronic equipment manufactured for the Company.

         Through its Schmid acquisition, the Company is the owner of one additional federally registered mark, "Christmas in July" and State of Colorado registrations of the marks "Fred Schmid Appliances," "Fred Schmid Appliance Sales and Distribution Center," "Fred Schmid's Rocky Mountain T.V. Stereo Service Co." and "Like Nothing You've Ever Seen."

         Through its DUS acquisition, the Company is the owner of registered principal marks "Silo," "Tipton" and "YES! Your Electronics Store" with the U.S. Patent and Trademark Office.

COMPETITION

         The brand name home entertainment products, consumer electronics and appliance business is highly competitive, with price and customer service being the principal competitive factors. The Company's competition comes from a variety of sources, including other retailers specializing in the sale of home entertainment products, consumer electronics and appliances, catalogue showrooms, discount stores, department stores, furniture stores and cable television shopping and discount clubs. Some of the Company's competitors are national in scope and have greater financial resources than the Company. However, the Company strives to achieve one of the leading market positions in each of its established metropolitan markets.

         The Company's management maintains close ties with manufacturers and industry trade groups, closely monitors consumer and industry trends, and attempts to adjust its product mix to changes in the industry and in consumer preferences.


ITEM 2.  PROPERTIES

         The Company owns and leases its stores, warehouses, service centers, installation locations and office space. In connection with and following the Company's acquisition of DUS, the Company acquired a warehouse and office facility in Brighton, Michigan, to centralize the majority of its office and administrative functions, by consolidating the DUS and Company offices from Denver, Colorado; Chicago, Illinois; Detroit, Southfield and Livonia, Michigan; and Philadelphia, Pennsylvania.

         The Company's principal warehouses are located in Brighton and Livonia, Michigan; Chicago, Illinois; Westwood, Massachusetts; Denver, Colorado; Philadelphia, Pennsylvania; Seattle, Washington; and Phoenix, Arizona. Of the foregoing, the Michigan and Westwood warehouses are owned by the Company and the remaining warehouses are leased from third parties.

         Of the Company's 237 retail store locations, 42 are operated in buildings owned by the Company and 195 are leased from third parties. Of the 195 leased locations, 10 are operated as concession departments within Marshall Fields department stores in the greater Chicago, Illinois area. The unexpired lease terms range from one to fifteen years; the average unexpired lease term being approximately five years. Of the 195 retail store leases, 111 contain so called "percentage rent" clauses whereby rental payments increase as sales at the particular location exceed specified base amounts.

         At the time the Company acquired DUS, the Company operated 103 retail locations and DUS operated 185 retail locations. DUS previously closed 50 retail store locations in early 1993. As contemplated at the time of the acquisition, the Company determined to exit the Los Angeles and New Orleans retail markets and to close certain of its locations in Colorado and Illinois in which Fretter or Fred Schmid locations were in relatively close proximity to and overlapped with Silo stores; thus leaving the Company 242 retail locations operating as of April 15, 1995. The Company plans to close an additional 5 locations in Chicago, Denver, Los Angeles and New Orleans at such time as satisfactory arrangements can be made with each applicable Landlord; thus leaving 237 retail locations.

         The remaining lease terms on the closed locations range from less than one year to over 20 years; with the average lease term expiring in approximately six years. At the time of the DUS acquisition on December 3, 1993, inclusive of the locations DUS had then previously closed, but for which lease obligations remained, and planned store closures of the Company, there existed 80 non-operating or then soon to be non-operating locations. As of April 15, 1995, 49 of such locations were disposed of through lease termination agreements, lease assignments, subleases and agreements to assign; and there remain 31 locations for disposal.

         The following table summarizes the number and location of stores by market as of April 15, 1995:

         Eastern Division -  118*
         ----------------

         Delaware                                  -   4
         Louisiana                                 -   1
         Massachusetts                             -  12
         Michigan                                  -  29
         New Hampshire                             -   2
         New Jersey                                -  10
         New York                                  -  11
         Ohio                                      -  19
         Pennsylvania                              -  30


         Western Region -  119*
         --------------

         Arizona                                   -  12
         California                                -  12
         Colorado                                  -  20
         Illinois                                  -  30
          Marshall Fields Locations                -  10
         Indiana                                   -   5

         New Mexico                                -   2
         Montana                                   -   1
         Nevada                                    -   2
         Oregon                                    -   4
         Texas                                     -   2
         Utah                                      -   6
         Washington                                -  12
         Wyoming                                   -   1
                                                   -----

         Total Retail Locations**                  - 237


         *  Inclusive of 19 Dash Concepts Stores as follows:

                 Indiana                           -   2
                 Michigan                          -  11
                 Ohio                              -   6

         ** Reflecting the planned closure of 5 currently operating locations.

         The Company also owns or leases properties that it leases or subleases to unaffiliated third parties in many states.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is party to various legal proceedings relating to the conduct of its business. Many of these claims are covered by insurance. Management is of the opinion that the outcome of any of these currently pending legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the Company is included herein in lieu of being included in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held June 21, 1995.

                                   MANAGEMENT

                                 NAME                      AGE                              POSITIONS

                  Ernest L. Grove, Jr.                     70       Chairman of the Board of Directors and Director

                  John B. Hurley                           55       President, Chief Executive Officer and Director

                  Dale R. Campbell                         38       Executive Vice President, Treasurer and Director

                  Daniel Hourigan                          47       Senior Vice President-Store Operations

                  Julian L. Potts                          47       Senior Vice President-Advertising, Merchandising and
                                                                    Marketing

                  Stuart G. Garson                         39       Vice President, Secretary and General Counsel


         Ernest L. Grove, Jr. has been the Chairman of the Board of the Company since December 1993. Mr. Grove has been a director of the Company since 1987. He is the retired Vice Chairman of the Board, Chief Financial Officer and Director of The Detroit Edison Company, is a Director of Standard Federal Bank and is a Trustee of Cranbrook Funds, an investment company.

         John B. Hurley has been President of the Company since 1985. Prior to that, he was Executive Vice President. Mr. Hurley has been employed by the Company since 1975 and has been a director since 1978.

         Dale R. Campbell has been employed by the Company since 1988. He has been a Director since December 1993, and an Executive Vice President of the Company since June 1989. Prior to that he was General Counsel of the Company from October 1988. From 1984 to 1988, he was engaged in the private practice of law in the areas of general business and tax law with Seyburn, Kahn, Ginn, et al.

         Daniel Hourigan became the Senior Vice President of Store Operations in February 1994. Previous to that, since 1991, he held the same position at Silo, Inc., a subsidiary of Dixons US Holdings, Inc., which was acquired by the Company in December, 1993. Prior to joining Silo, Mr. Hourigan served as a director at Dixons Stores Group Limited in England, and held senior positions in Operations, Property and Sales; most recently as divisional director of Dixons Store Group Limited, where he had responsibility for Sales, Marketing, Personnel, Training, Security and Financial Information Services. Prior to joining Dixons in 1981, Mr. Hourigan held various senior management positions within the electronics industry.

         Julian L. Potts, employed by the Company since 1979, has been Senior Vice President-Advertising, Merchandising and Marketing since December 1993. From September 1991 to December 1993, he was Senior Vice President-Sales, Operations, Marketing and Market Development. Previous to that he was Senior Vice President-Eastern Region since September 1990. From 1987 to late 1990 he was Vice President-Sales. He became Assistant Vice President of the Company in early 1987 and was Regional Manager in charge of new markets from 1981 to 1987.

         Stuart G. Garson, employed by the Company since 1989, has been Vice President, Secretary and General Counsel since December 1993. From November 1989 to December 1993, he was General Counsel. Previously he was a shareholder and employee of Seyburn, Kahn, Ginn, et al, a Southfield, Michigan law firm, practicing in the areas of general business and real estate law.

         Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the high and low bid prices for the Company's Common Stock as quoted on the Nasdaq National Market System for the period from February 1, 1993 through January 31, 1995. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                                                              High         Low

                               First Quarter                      (2/1/93-4/30/93)            3 3/8       2 3/8

                               Second Quarter                     (5/1/93-7/31/93)            3 1/2       2 7/8

                               Third Quarter                     (8/1/93-10/31/93)            4 5/8       2 7/8

                               Fourth Quarter                    (11/1/93-1/31/94)            5 3/4       2 1/2
                               --------------

                               First Quarter                      (2/1/94-4/30/94)            5 1/4       3 1/2

                               Second Quarter                     (5/1/94-7/31/94)            5 1/4       3 3/4

                               Third Quarter                     (8/1/94-10/31/94)            4 7/8       3 1/8

                               Fourth Quarter                    (11/1/94-1/31/95)            3 1/2       2 1/4



         On April 22, 1995 the last reported sales price of the Company's Common Stock on the Nasdaq National Market System was $3.25 per share. As of March 31, 1995 there were approximately 800 record holders of the Company's Common Stock.

         The Company currently intends to retain its earnings in order to provide funds for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         Sale statistics for the three fiscal years ending January 31, 1995 are set forth in Item 7.


(Dollar amounts in thousands except per share data)                                      Twelve Months Ended

                                             JAN. 31,      JAN. 31,     JAN. 31,     JAN. 31,      JAN. 31,
                                               1995        1994(3)        1993        1992(2)      1991(1)

Net sales..............................      $858,849       $545,508     $361,603      $292,698     $217,352

New earnings (loss) available for
common shareholders....................      $  3,665       $ (1,096)    $  5,719      $  4,003     $ (9,969)

Earnings (loss) per common share*......      $    .35       $   (.14)    $    .77      $    .55     $  (1.37)

Total assets...........................      $468,608       $456,802     $177,131      $164,431     $131,602

Short-term obligations.................      $  4,601       $    590     $    534      $  1,577     $    844

Long-term obligations, less current
portion(4).............................      $145,961       $ 88,584     $ 40,939      $ 41,302     $ 23,313

Shareholders' equity...................      $ 34,359       $ 30,994     $ 64,019      $ 57,307     $ 52,572

- ---------------

* Per share information has been restated to reflect the December 3, 1993 exchange as if the transaction occurred as of the beginning of the respective periods.


(1) Included in net loss and loss per common share at January 31, 1992 is a cumulative effect on prior years of a change in accounting principle for recognition of service contract revenue of $8.8 million and $1.20, respectively.


(2) Included in all selected financial data is the effect of the acquisition of Schmid which occurred September 30, 1992.
         Additionally, included in net earnings and earnings per common share is an extraordinary credit of $.8 million and $.10, respectively, related to the utilization of net operating loss carryforward.

(3) Included in all selected financial data is the effect of the December 3, 1993 acquisition of DUS. For financial statement purposes, post-December 11, 1993 operations for DUS are included in January 31, 1994 data. Additionally, included in net loss and net loss per common share at January 31, 1994 is a gain related to the cumulative effect on the prior years of a change in accounting principle for accounting for income taxes of $2.8 million and $.35, respectively, a store closure provision of $4.0 million and $.50, respectively, and the write-off of deferred taxes of $8.1 million and $1.01, respectively.


(4) Long-term obligations, less current portion, includes redeemable preferred stock at January 31, 1995 and 1994.

         Presented below is additional operating data (unaudited):

                                                                                                TWELVE MONTHS ENDED
                                                                                                -------------------
                                                                                                    JANUARY 31,
                                                                                                    -----------

                                                                               1995       1994      1993       1992       1991
                                                                               ----       ----      ----       ----       ----
                  Sales per weighted average gross square foot  . . . .     $  234      $  282    $  294     $  302     $  283

                  Sales per weighted average selling square foot  . . .     $  346      $  398    $  419     $  414     $  389

                  Average net sales per store . . . . . . . . . . . . .     $3,827      $4,207    $4,301     $3,961     $3,788

                  Number of stores open at end of period  . . . . . . .        237         242       100         91         61

                  Stores opened during period . . . . . . . . . . . . .          6           9         9          7          5

                  Stores acquired during period . . . . . . . . . . . .          0         182         0         18          0

                  Stores closed during period . . . . . . . . . . . . .         11          49         0          0          0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW. The Company is a large volume specialty retailer of home entertainment products, consumer electronics and appliances.

         On December 3, 1993, Fretter issued 3,164,804 shares of common stock, 3,000,000 shares of Convertible Series A Preferred Stock and 1,500,000 shares of Series B Preferred to Dixons America Holdings, Inc. ("DAH") in exchange for the outstanding shares of equity securities of Dixons U.S. Holdings, Inc. ("DUS"). As a result of this transaction, the Company owns and controls the business assets and operations of DUS.

         The ultimate parent company of DAH is Dixons Group plc ("Dixons") which (through certain subsidiaries) is the largest consumer electronics retailer in the United Kingdom and is a public limited company listed on the London Stock Exchange. DUS is the holding company of Silo Holdings, Inc., which together with its subsidiaries (including Silo, Inc.), comprise the business referred to as "Silo."

         Currently the Company operates 237 retail stores, 45 of which are in Massachusetts, Michigan, New Hampshire and Ohio under the name Fretter; 137 retail stores under the name Silo in Arizona, California, Delaware, Illinois, Indiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Texas, Utah and Washington, operated through DUS; 14 retail stores under the name YES! Your Electronics Superstore in Illinois (Marshall Fields locations), Louisiana and New York, operated through DUS; 22 retail stores in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company; and 19 automotive electronic retail stores in Indiana, Michigan and Ohio operated through Dash Concepts, a wholly-owned subsidiary of the Company.

         As a result of this acquisition, the Company has closed a number of locations where there were overlapping and competing stores, low performing stores and duplicate facilities. Inventory liquidation sales were held in the Los Angeles, Denver and New Orleans markets under the Silo name and the Indianapolis and Chicago markets under the Fretter name. As of April 30, 1995, all liquidation sales were substantially completed.

         Estimated costs related to the closure of the Fretter locations, approximately $4.0 million, were charged to income in the quarter ended October 31, 1993. As of January 31, 1995, reserves recorded for future costs related to store closures aggregate $14.6 million, including $7.9 million expected to be incurred in fiscal year 1996. Such reserves are primarily for estimated future lease costs. See the liquidity section of the Management Discussion and Analysis for Further Discussion.

        Deferred service revenue attributable to sales of extended warranties of DUS prior to December 11, 1993 were written down to reflect the actual cost to service such warranties. DUS extended warranties sold after such date are being amortized over the life of the warranty. As of January 31, 1995, approximately $17.1 million of current revenue was deferred without the availability of revenue from prior years sales.

         Effective November 1, 1994, the Company instituted a program to offer for sale to its customers third party service contracts by which an independent entity issues to the Company's customers the extended service contracts sold by the Company's salespersons. The Company records the sale of these contracts as a component of net sales and records the amount payable to the third party as a component of cost of goods sold at the time of sale to a customer. For the quarter and year ended January 31, 1995, the Company recorded net sales of $17.1 million related to the sale of these contracts.

         In conjunction with the acquisition of DUS, the Company has recorded liabilities in relation to two defined benefit pension plans and a post-retirement benefit liability. The post-retirement benefit liability represents the actuarial present value of future obligations of certain health and life insurance benefits payable to eligible retired employees of Silo.

         During fiscal year 1995 with respect to the two defined benefit pension plans, the Company has recorded an actuarial gain of approximately $3.6 million, a curtailment gain of approximately $2.7 and current year expense of approximately $1.1 million. The curtailment gain is due to the freezing of benefits and a reduction of work force.

         In addition, with respect to the post-retirement benefit liability, the Company has recorded an actuarial gain of approximately $12.9 million and a current year expense of approximately $5.4 million, thus resulting in a $7.5 million net gain.

         The actuarial gains relate primarily to an increase in the discount rate used at year end. The Company's policy is to immediately recognize gains and losses from the effect of changes in actuarial assumptions and so has recognized these gains as a component of administrative expenses on a current basis.

         The Company effectively and significantly reduced the combined administrative expenses compared to the expenses previously experienced by the separate Fretter and DUS companies. During the year, the Company incurred the following non-recurring costs, with regard to the acquisition of Silo:

         -- Consolidating corporate headquarters, regions and warehouses, and other consolidation expenses; approximately $2.8 million.

         -- Adjustment of store selling expense; approximately $8.0 million.

         --      Training cost of Silo personnel; approximately $.5 million.

         The Company believes these costs will not reoccur in fiscal year 1996.


         Other significant factors affecting the Company's operations during fiscal year 1995 include:

         -- DUS was acquired December 3, 1993 and the results of its operations are included as of December 12, 1993, DUS' first period beginning after the acquisition. For fiscal year ending January 31, 1995, DUS operations are included for the entire year.

         -- The Company completed liquidation of its New Orleans market except for one store which is required to remain open under a continuous operation lease and one store in Baton Rouge which was converted to the YES! store format and is not part of the New Orleans closure.

         -- Severe weather conditions in the Eastern United States negatively affected the Company's Pennsylvania and New England markets during The first quarter.

         -- Sales of DUS customer extended service contracts for the fiscal year through October 31, 1994 are deferred over the life of such contracts without the Company's receipt of concomitant deferred service contract revenue from prior years of DUS customer extended service contracts.

         --      All Silo stores were converted to the Fretter Point of Sale
                 System.

         -- The Company's efforts to reduce its breadth and quantity of product inventory resulted in occasional shortages of product -- particularly air conditioners in the preceding summer.

         -- Concentration of the Company's efforts toward completion of the consolidation of the Company and DUS operations affected the ability of the Company to maximize sales.

         The following table sets forth the percentage relationship to net sales of certain items, shown in the Company's Consolidated Statement of Operations.

                                                                                             Year Ended January 31,

                                                                                           1995        1994       1993
                                                                                           ----        ----       ----
                        Net sales..................................................        100.0%     100.0%      100.0%

                        Cost of goods sold.........................................         73.4       74.6        72.8
                                                                                           -----      -----       -----

                          Gross profit.............................................         26.6       25.4        27.2
                        Operating expenses.........................................         25.0       23.0        24.4
                                                                                           -----      -----       -----

                          Operating profit.........................................          1.6        2.4         2.8
                        Interest and other income..................................           .5         .4          .5

                        Interest expense...........................................         (1.1)       (.6)        (.9)

                        Store Closure Provision....................................                     (.7)
                                                                                           -----      -----        ----
                          Earnings before income taxes and cumulative effect of a
                          change in accounting principle...........................          1.0        1.5         2.4

                        Income taxes...............................................           .3        2.1          .8
                                                                                           -----      -----        ----
                          Earnings (loss) before cumulative effect of a change in
                          accounting principle.....................................           .7        (.6)        1.6

                        Cumulative effect of change in accounting for income
                        taxes......................................................          -           .5         -
                                                                                           -----      -----        ----
                        Net earnings (loss) before preferred stock dividend........           .7        (.1)        1.6
                          Preferred stock dividend requirements....................          (.3)       (.1)        -
                                                                                           -----      -----        ----
                          Net Earnings (Loss) Available for Common Shareholders....           .4        (.2)        1.6
                                                                                           =====      =====        ====


         NET SALES. Net sales increased $313.3 million in fiscal year 1995 to $858.8 million (57.4%) from $545.5 million in fiscal year 1994. The increase in net sales is attributable to the acquisition of DUS.

         Comparable store sales decreased $25.9 million (13.1%) in fiscal year 1995 as compared to fiscal year 1994. The decrease in comparable store sales is primarily due to increased competition in The Company's key markets; and efforts to consolidate the business operations of DUS and the Company negatively affected the ability of the Company to maximize its sales.

         Net sales rose $183.9 million in fiscal year 1994 to $545.5 million (50.9%) from $361.6 million in fiscal year 1993. $167.1 million (90.9%) of the $183.9 million increase in net sales is attributable to the acquisition of DUS. The remaining net sales increase is due to the increase in comparable store sales, new stores opened in fiscal year 1994 and stores opened for a full fiscal year in 1994 as compared to a partial fiscal year in 1993.

         Comparable store sales increased $19.6 million (7.2%) in fiscal year 1994 as compared to fiscal year 1993.

         Comparable store sales relates each store's sales in a current fiscal period to the same store's sales in the same period in the prior fiscal year. The comparable store sales decrease for fiscal year 1995 does not include the sales from any of the closed Fretter locations nor does it include the sales from any of the DUS locations. Additionally, such sales do not include any sales from the Illinois or Colorado regions. Nine Fretter locations were closed in Illinois and the remaining Illinois locations were converted from Fretter to Silo stores. Further, two Schmid locations were closed in Colorado and six Silo locations in Colorado were converted to Schmid locations. Because of this conversion and the liquidation of inventory in the markets pursuant thereto, the results of these markets were excluded from comparable store sales computations. Accordingly, of the 237 currently operating stores, 42 are used in the comparable store sales analysis; therefor the comparable store sales analysis is not necessarily indicative of the overall comparable store sales performance of all currently operating retail locations.

         Fiscal years 1993 to 1995 reflect significant increases in sales from $361 million to $858.8 million. These results were achieved principally through the acquisition of DUS in the fourth quarter of fiscal year 1994, in which fiscal year 1995 was the first full year sales were included.

         Revenue from service contract sales in fiscal year 1995 was $47.3 million compared to $22.1 million in fiscal year 1994 and $18.7 million in fiscal year 1993. In addition, the Company was required through October 31, 1994 to defer the recognition of sales of extended service contracts without a recognition of prior years sales of extended service contracts by DUS.
As previously discussed, as of November 1, 1994, the Company instituted a program to offer for sale to its customers service contracts issued by an independent third party. The Company recorded net sales of $17.1 million and costs of $7.2 million related to the sale of these contracts for fiscal year 1995. The remaining increase of approximately $8.1 million is primarily attributable to the acquisition of DUS. The increase from fiscal year 1993 to fiscal year 1994 was primarily due to the increase in recognition of deferred service contract revenue from service contract sales in previous years. This revenue is recorded in accordance with Financial Accounting Standards Board's Technical Bulletin No. 90-1, under which revenue on contracts sold prior to November 1, 1994 is recognized on a straight line basis over the life of the service contract. The Company has deferred as of January 31, 1995, $61.1 million of service contract revenue of which $24.9 million will be recognized in fiscal year 1996. As of January 31, 1994, the Company had deferred $50.3 million of service contract revenue of which $21.3 million was recognized in fiscal year 1995.

         COST OF GOODS SOLD. Cost of goods sold increased $223.3 million (54.8%) and gross profit by $90.0 million (65.1%) in fiscal year 1995 compared to fiscal year 1994. The primary increase in cost of goods sold and gross margin is due to the acquisition of DUS. Cost of goods sold as a percentage of sales decreased 1.2% from fiscal year 1994 to fiscal year 1995. Accordingly, gross profit as a percentage of sales increased by 1.2% for the same period.

         The decrease in cost of goods sold and the increase in gross profit of approximately 1.2% as a percentage of sales is principally due to the consolidation of inventory and improved product mix.

         Cost of goods sold as a percentage of sales increased 1.8% from fiscal year 1993 to fiscal year 1994. Gross profit as a percentage of sales declined by 1.8% for the same period.

         The increase in cost of goods sold and the decline in gross profit of approximately 1.9% as a percentage of sales is principally due to the following: (1) liquidation sales in Illinois, Indiana, Colorado and Los Angeles and (2) no revenue was recognized related to service contracts sold by DUS prior to the December 3, 1993 acquisition.

         OPERATING EXPENSES. Operating expenses consist of selling and service, warehouse and delivery and administrative expenses. Sales personnel are principally compensated by commission, thus as sales increase, a proportionate increase in such expense occurs. Operating expenses increased by $89.7 million (71.6%) in fiscal year 1995 as compared to fiscal year 1994. As a percentage of net sales, operating expenses increased to 25.0% during fiscal year 1995 as compared to 23.0% during fiscal year 1994.

         The increase in operating expenses as a percentage of net sales for fiscal year 1995 is primarily attributable to an increase in store occupancy costs resulting from the acquisition of DUS. Fiscal year 1994 operating expenses reflect relatively fixed store occupancy costs for the DUS acquired retail stores in the period subsequent to December 11, 1993 while the sales for such stores were at a seasonal peak, thus reflecting disproportionately lower operating expenses as a percent of sales. Silo locations typically are leased as opposed to Fretter locations, a majority of which are owned, thus leading to increased overall occupancy costs. In addition, the Company experienced significant expenses associated with the closure of the DUS Philadelphia headquarters, consolidation from three to two regions, consolidation of warehouse operations and temporary duplicated labor expenses.

        The Company incurred as operational expenses $11.3 million associated with its consolidation, adjustment of store selling expenses and training of DUS personnel; and reduced its operational expenses by recording, with respect to the DUS deferred benefit pension plans and post-retirement liability, $12.7 million in actuarial gains and curtailment gains, net of expenses incurred in the year with respect thereto.

         Operating expenses increased by $36.9 million (41.8%) in fiscal year 1994 as compared to fiscal year 1993. As a percentage of net sales, operating expenses decreased to 23.0% during fiscal year 1994 as compared to 24.4% during fiscal year 1993. Such decrease is, in principal part, explained in the preceding paragraph. The decrease in operating expenses in fiscal year 1994 as a percentage of net sales primarily resulted from management's efforts to control variable costs. The foregoing decrease, as a percentage of net sales, is also attributable to the fixed costs portion of operating expenses increasing at a lower rate than the increase in net sales.

         INTEREST AND OTHER INCOME. Interest and other income increased $2.6 million (115.1%) from fiscal year 1994. The increase is primarily due to the acquisition of DUS and subsequent increase in private label credit card sales.

         Interest and other income as a percentage of net sales was .5%, .4% and .5% for fiscal years 1995, 1994 and 1993.

         INTEREST EXPENSE. Interest expense increased $6.2 million (178.1%) from fiscal year 1994 primarily due to the acquisition of DUS and the overall increase in net borrowings.

         Interest expense increased $325,000 (10.3%) from fiscal year 1993 to fiscal year 1994 primarily due to increased borrowings in the months of December and January as a result of the acquisition of DUS. Interest expense as a percentage of net sales was 1.1%, .6% and .9% for fiscal years 1995, 1994 and 1993 respectively.

         STORE CLOSURE PROVISION. In conjunction with the acquisition of DUS, the Company established a store closure reserve at October 31, 1993 of $4.0 million. This planned store closure provision was estimated to reflect anticipated losses associated with the disposal of inventory, lease disposition costs, employee severance costs and fixed asset write-offs for closed Fretter stores. As of January 31, 1995, the Company utilized the entire original reserve and does not need to provide any additional reserves relating to the Fretter stores.

         INCOME TAXES. The effective income tax rate for fiscal year 1995 was 29.2% compared to 144.1% in fiscal year 1994 and 34.0% in fiscal year 1993.

         The effective tax rate for fiscal year 1995 of 29.2% is primarily a result of recording a carryback benefit of approximately $1.4 million for Fretter's current year net operating loss, offset by the deferred charge of approximately $3.9 million relating to the utilization of acquired tax attributes. The $3.9 million deferred charge offsets the Company's goodwill and does not represent an actual cash payment obligation.

         The effective tax rate for fiscal year 1994 of 144.1% is primarily due to a valuation allowance of $8.1 million established for the write-off of deferred income taxes. The effective tax rate for fiscal year 1994, exclusive of the valuation allowance, was 41.2%. The increase in the effective rate of 7% is primarily due to adjustments mandated by purchase accounting.

         In connection with the acquisition of DUS, the Company reviewed the carrying value of deferred tax assets. As a result of this review a valuation allowance included as described above was provided during the fiscal year ended January 31, 1994.

         The Company has approximately $260.2 million of net operating loss carryforwards which expire through the year 2010.

         No benefit for acquired net deferred tax assets or net operating loss carryforwards has been recognized in the statement of operations. As the acquired net deferred tax assets or net operating loss carryforwards are utilized, such amounts will first reduce goodwill. Once goodwill is reduced to zero, a benefit will be included in income as a reduction of income tax expense.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING. The Company has adopted Statement of Financial Accounting Standard No. 109 ("SFAS 109") "Accounting for Income Taxes," effective February 1, 1993. The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method recognizes the deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of the assets and liabilities.

         Pursuant to SFAS 109, assets and liabilities acquired in purchase accounting were assigned their fair values assuming equal tax and financial reporting bases and deferred taxes are provided for basis differences.

         Under APB 11, values were assigned net of tax. In adopting SFAS 109, the Company adjusted the carrying values of assets so acquired. The cumulative effect of the change in accounting principle effective February 1, 1993 was $2.8 million or $.35 per share.

         PREFERRED STOCK DIVIDEND REQUIREMENTS. At the time of and in connection with the acquisition of DUS, the Company issued to DAH 3,000,000 shares of newly-created Convertible Preferred Stock, Series A, and 1,500,000 shares of newly-created Preferred Stock, Series B, each having a stated value of $10 per share, representing all authorized shares. Dividends on the Series A and Series B Preferred shares at an

         NET EARNINGS. Due to the factors discussed above, net earnings increased to $3.7 million in fiscal year 1995 compared to a net loss of $1.1 million in fiscal year 1994. Net earnings decreased $6.8 million in fiscal year 1994 to a net loss of $1.1 million from net income of $5.7 million in fiscal year 1993.

annual rate of 5% and 6%, respectively, are cumulative from the issue date and are payable quarterly. Additional dividends at the rate of 5% and 6% per year, respectively, accrue on any unpaid cumulating dividends. Total dividends payable for fiscal year 1996 will be $2.4 million.

         LIQUIDITY AND CAPITAL RESOURCES. Traditionally, the Company's principal needs for capital are to support its inventory, particularly during the Christmas holiday season, and to fund new store openings and to remodel or relocate existing stores. For fiscal year 1995, the Company opened 6 new stores and closed 11 stores -- exclusive of planned closures.

         In connection with the acquisition of DUS, the Company entered into a revolving credit agreement expiring December 1, 1996 with a commercial credit company which committed a maximum of $140 million to the Company for cash borrowing and letters of credit. Interest on amounts outstanding under this facility is calculated at 1.25% above the bank's prime rate. This agreement is secured by accounts receivable, personal property and inventory of the Company, as defined in the credit agreement. A fee on the unused portion of the facility is payable at the rate of 0.5% per year. Additionally, on the issuance of any standby letter of credit, the Company pays a fee of 0.25% on the face amount of that standby letter of credit, and a 2% per year fee is charged on the outstanding face amount of all such letters of credit. As of January 31, 1995, $82.9 million was outstanding under the revolving loan and $10.0 million in letters of credit were outstanding.

         During 1993, the Company amended and restated its existing loan and financing agreement with another bank which increased the maximum amount committed from $20 million to $50 million for lines of credit (including a standby letter of credit), and changed the terms of the facility. The commitment is comprised of a $25 million line of credit (to fund obligations under a letter of credit issued to the credit organization that finances the Company's merchandise purchases described below), and a $25 million capital expenditure line of credit for certain eligible real estate, as defined.
Those facilities expire November 1, 1996 and December 1, 1996, respectively, and are secured by substantially all of the Company's owned real estate. The line of credit to fund obligations under the letter of credit is payable on demand plus three days. Letter of credit fees equal to 1.25% per annum are charged on the undrawn amount. The capital expenditure line of credit requires interest only monthly payments and the outstanding principal balance on December 1st of 1994, 1995 and 1996 must be refinanced under a separate term loan. The term of the notes and amortization of each of the notes vary based upon the year the note is funded. A fee of 1.5% is charged for each cash advance. At January 31, 1995, there was $6.7 million outstanding under the capital expenditure line of credit and no borrowing against the line of credit to fund obligations under the letter of credit.

         The Company also maintains a loan agreement with an independent credit organization that finances certain of its merchandise purchases. The loan agreement expires November 1, 1996 at which time the balance outstanding becomes payable. Borrowings under the loan agreement are collateralized by the $25.0 million letter of credit issued by the bank described above. Interest on amounts outstanding is calculated at .7% under prime. The maximum financing provision of the loan agreement limits the borrowing to $30 million. Covenants of the loan agreement, among other things, require the Company to maintain certain levels of tangible net worth, as defined and places restrictions or limitations on the pledging of merchandise inventory and equipment as collateral for present and future obligations of the Company. At January 31, 1995 a total of $14.9 million was outstanding under this loan agreement.

         Net decrease in cash and cash equivalents in fiscal year 1995 was $3.0 million. The decrease is due to the net cash used for operations ($52.5 million) and investing activities ($13.7 million), offset by net cash provided by financing of $63.2 million.

         The net cash used for operations of $52.5 million is primarily the result of cash used for store closure of $31.9 million and cash used for other liabilities of $54.1 million. These amounts were effectively offset by cash proceeds on long term obligations of $66.1 million.

         In conjunction with the acquisition of DUS on December 3, 1993, the Company financed the payment of a pre-acquisition intercompany debt of DUS of $43.6 million and cash payments to the Company's shareholders of $43.6 million.

         The Company will continue to open new stores to the extent that economically feasible transactions can be structured. The Company anticipates fiscal year 1996 capital expenditures to be approximately $7.3 million. The funds required for future expansion are expected to be generated through operations and existing credit facilities. The Company expects that cash from operations together with the credit sources described above will be sufficient to meet its long and short term liquidity needs.

         In conjunction with the acquisition of DUS, the Company developed a plan to integrate operations and improve the profitability of the combined entities. The plan included the elimination of duplicate facilities and the closure of overlapping and competing stores and other low performing stores.
At the time of the December 3, 1993 acquisition, Fretter operated 105 retail locations and DUS operated 182 retail locations. The Company's integration plan included closure of certain DUS and Fretter locations, principally located in Colorado, Illinois, Indiana, Los Angeles and Louisiana. In addition, prior to the time of acquisition, DUS had closed 50 stores in early 1993.

         Estimated exit costs for former DUS stores, including stores previously closed, were recorded as adjustments to the fair value of the assets and liabilities acquired. The estimated costs for Fretter stores of approximately $4.0 million have been charged to the store closure provision in the statement of operations during the year ended January 31, 1994. Such charge consisted of estimated losses associated with the disposal of merchandise ($1.7 million), fixed assets ($1.4 million) and leases ($.7 million), and employee termination and other costs ($.2 million).

         During the year ended January 31, 1995 estimates for closure of the former DUS locations were revised based upon available information. The adjustments to the reserve for store closures as a result of these revisions has been recorded as an adjustment to goodwill in the current year.

         The following table sets forth the store closure activity during fiscal year 1995 (thousands):


                                             Lease             Operating        Severance
                                             Cost               Losses          and Other            Total
  Balance 1/31/94                             $26,072            $ 6,529           $12,215           $44,816

  Cost incurred                               (9,630)            (5,861)          (16,383)          (31,874)

  Adjustments charged to goodwill
                                              (2,679)              (168)             4,508             1,661
  Balance 1/31/95                             $13,763            $   500           $   340           $14,603

         The Company expects to utilize approximately $7.9 million of the remaining reserve in fiscal year 1996. The Company expects to incur these costs on a consistent basis during the year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules of the Company filed herein are listed on the following index.


                  Index to Consolidated Financial Statements
                            and Supplementary Data


         Report of Independent Accountants................  F-1
         Consolidated Balance Sheets......................  F-2
         Consolidated Statements of Operations............  F-3
         Consolidated Statements of Shareholders' Equity..  F-4
         Consolidated Statements of Cash Flows............  F-5
         Notes to Consolidated Financial Statements.......  F-6 to 21


        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Fretter, Inc.


In our opinion, the consolidated financial statements listed in the index on page 30 present fairly, in all material respects, the financial position of Fretter, Inc. and its subsidiaries at January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective February 1, 1993.


PRICE WATERHOUSE LLP



Detroit, Michigan
April 28, 1995

FRETTER, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JANUARY 31,
                                                                                   1995             1994

ASSETS
Current assets
   Cash and cash equivalents                                                   $     13,787     $     16,805
   Accounts receivable, net                                                          24,058           23,987
   Merchandise inventory                                                            207,066          224,445
   Prepaid expenses and other                                                         4,926            3,015
   Deferred commissions                                                               4,872            3,960
                                                                               ------------     ------------
     Total current assets                                                           254,709          272,212
Property and equipment, net                                                         111,985          110,954
Goodwill, net                                                                        87,809           63,616
Other assets                                                                          6,991            4,587
Deferred commissions                                                                  7,114            5,433
                                                                               ------------     ------------
                                                                               $    468,608     $    456,802
                                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term obligations                                    $      4,601     $        590
   Accounts payable                                                                  49,491           28,864
   Current portion of deferred service contract revenue                              24,933           21,290
   Accrued liabilities                                                               73,021           97,069
   Reserve for store closings                                                         7,881           33,385
   Income taxes payable                                                               2,143            3,558
                                                                               ------------     ------------
     Total current liabilities                                                      162,070          184,756
Long-term obligations                                                               105,161           43,584
Other noncurrent liabilities                                                         26,008           42,622
Deferred service contract revenue                                                    36,169           29,058
Employee benefit obligations                                                         64,041           80,788
                                                                               ------------     ------------
     TOTAL LIABILITIES                                                              393,449          380,808
                                                                               ------------     ------------
Redeemable preferred stock                                                           40,800           45,000
                                                                               ------------     ------------
Commitments and contingencies (Note 11)                                               -                -
                                                                               ------------     ------------
Shareholders' equity
   Preferred stock - authorized:  5,000,000 shares of
    $.01 par value; issued:  none
   Common stock - authorized:  50,000,000 shares of
    $.01 par value; issued:  10,577,392 and 10,577,467
    shares at January 31, 1995 and 1994, respectively                                   106              106
   Additional contributed capital                                                     1,641            1,641
   Retained earnings                                                                 32,612           29,247
                                                                               ------------     ------------
                                                                                     34,359           30,994
                                                                               ------------     ------------
                                                                               $    468,608     $    456,802
                                                                               ============     ============


See accompanying notes to consolidated financial statements.

FRETTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             YEARS ENDED JANUARY 31,
                                                                       1995           1994          1993

Net sales                                                          $    858,849   $    545,508   $   361,603
Cost of goods sold                                                      630,435        407,129       263,077
                                                                   ------------   ------------   -----------
     Gross profit                                                       228,414        138,379        98,526
                                                                   ------------   ------------   -----------
Operating expenses
   Selling                                                              168,041        94,619         63,007
   Warehouse and delivery                                                29,480        15,154         10,654
   Administrative (Note 12)                                              17,501        15,556         14,717
                                                                   ------------   -----------    -----------
                                                                        215,022       125,329         88,378
                                                                   ------------   ------------   -----------
Other income (expense)
   Interest and other                                                     4,894         2,275          1,682
   Interest expense                                                      (9,721)       (3,496)        (3,171)

   Store closure provision                                                             (4,000)
                                                                   ------------   -----------    -----------
                                                                         (4,827)       (5,221)        (1,489)
                                                                   ------------   -----------    -----------
Earnings before income taxes and cumulative
 effect of change in accounting principle                                 8,565         7,829          8,659
                                                                   ------------   -----------    -----------
Income taxes
   Current                                                               (1,400)        2,783          4,161
   Deferred                                                                             6,986         (1,221)
   Benefit of acquired net deferred tax
     assets used to reduce goodwill                                       3,900         1,512
                                                                   ------------   -----------    -----------
                                                                          2,500        11,281          2,940
                                                                   ------------   -----------    -----------
Earnings (loss) before cumulative effect of change
 in accounting principle                                                  6,065        (3,452)         5,719
Cumulative effect of change in accounting for
 income taxes (Note 10)                                                                 2,756
                                                                   ------------   -----------    -----------
   Net earnings (loss) before preferred dividends                         6,065          (696)         5,719
Preferred stock dividend requirements                                     2,400           400
                                                                   ------------   -----------    -----------
   Net earnings (loss) available for common shareholders           $      3,665   $    (1,096)   $     5,719
                                                                   ============   ===========    ===========

Weighted average number of common shares                             10,577,430     7,918,676      7,420,462
                                                                   ============   ===========    ===========
Earnings (loss) per weighted average
 number of common shares:
   Earnings (loss) per common share before
    cumulative effect of change in accounting principle               $  .35         $  (.49)       $  .77
   Cumulative effect of change in accounting
    for income taxes                                                                     .35
                                                                      -------        -------        ------
     Net earnings (loss) per common share                             $  .35         $  (.14)       $  .77
                                                                      =======        ========       ======

See accompanying notes to consolidated financial statements.

FRETTER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1993, 1994 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK
                                        -------------------------
                                                                       ADDITIONAL
                                                        $0.01 PAR      CONTRIBUTED    RETAINED
                                          SHARES          VALUE          CAPITAL      EARNINGS       TOTAL

Balance at January 31, 1992             14,514,294       $  145        $  32,539     $ 24,624     $ 57,308
Net earnings for the year
 ended January 31, 1993                                                                 5,719        5,719
Common stock issued for
 exercise of stock options                 155,556            1              992                       993
Common stock redeemed                     (129,136)          (1)                                        (1)
                                      ------------       ------        ---------     ---------    --------
Balance at January 31, 1993             14,540,714          145           33,531       30,343       64,019
Net loss for the year ended
 January 31, 1994                                                                         (696)       (696)
Common stock issued for exercise
 of stock options                            6,929                            28                        28
Common stock redeemed                      (13,010)
Common stock cash
 distribution (Note 9)                  (7,121,970)         (71)         (43,533)                  (43,604)
Common stock issued for
 the acquisition of Dixons
 U.S. Holdings, Inc. (Note 2)            3,164,804           32           11,615                    11,647
Preferred stock dividend requirements                                                     (400)       (400)
                                      ------------       ------        ---------     ---------    --------
Balance at January 31, 1994             10,577,467          106            1,641       29,247       30,994
Net earnings for the year ended
 January 31, 1995                                                                       6,065        6,065
Common stock redeemed                          (75)
Preferred stock dividend requirements                                                  (2,400 )     (2,400)
Preferred stock accretion                                                                 (300)       (300)
                                      ------------       ------        ---------     ---------    --------

Balance at January 31, 1995             10,577,392       $  106        $   1,641     $ 32,612     $ 34,359
                                      ============       ======        =========     ========     ========



See accompanying notes to consolidated financial statements.

FRETTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             YEARS ENDED JANUARY 31,
                                                                       1995           1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss) before preferred dividends                  $      6,065   $       (696)  $     5,719
   Adjustments to reconcile net earnings (loss) to
    net cash provided by (used for) operating activities
     Depreciation and amortization                                       17,774          7,667         5,916
     Stock compensation expense                                           1,979          1,243           996
     Employee benefit plans, net benefit and
      curtailment gain                                                  (12,688)
     Non cash tax charge (benefit)                                        3,900          3,117        (1,329)
     Other                                                                2,237            998
     Change in assets and liabilities, net of DUS
      acquisition in fiscal year 1994 and adjustments to
      goodwill in 1995
        Merchandise inventory                                           (12,326)       109,471        (9,094)
        Other assets                                                     (4,903)        27,865           865
        Accounts payable                                                 20,627        (31,620)        1,770
        Reserve for store closing                                       (31,874)       (10,385)
        Deferred service contract revenue                                10,754         12,294         2,630
        Other liabilities                                               (54,088)        (2,683)        2,958
                                                                   ------------    -----------    ----------
          NET CASH PROVIDED BY (USED FOR)
           OPERATING ACTIVITIES                                         (52,543)       117,271        10,431
                                                                   ------------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of DUS                                                                   (4,896)
   Payment of pre-acquisition intercompany
    obligation of DUS, net of cash acquired                                            (43,615)
   Purchase of property and equipment                                   (13,663)       (12,951)       (4,102)
                                                                   ------------    -----------    ----------
          NET CASH USED FOR INVESTING ACTIVITIES                        (13,663)       (61,462)       (4,102)
                                                                   ------------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments under line of credit                                                                  (1,000)
   Proceeds from long-term obligations                                   66,149         22,705           827
   Payments of long-term obligations                                       (561)       (19,714)       (1,233)
   Preferred stock dividends                                             (2,400)
   Payment of financing fees                                                            (4,651)
   Cash distribution to common shareholders                                            (43,604)
   Purchase of redeemable common stock                                                     (83)         (518)
   Issuance of common stock                                                                 28
                                                                   ------------    -----------    ----------
          NET CASH PROVIDED BY (USED FOR)
           FINANCING ACTIVITIES                                          63,188        (45,319)       (1,924)
                                                                   ------------    -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (3,018)        10,490         4,405
Cash and cash equivalents at beginning of year                           16,805          6,315         1,910
                                                                   ------------    -----------    ----------
Cash and cash equivalents at end of year                           $     13,787    $    16,805    $    6,315
                                                                   ============    ===========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amounts capitalized                       $      8,700    $     2,936    $    3,137
   Federal income taxes paid                                       $    -          $     3,600    $    1,675
   Acquisition of DUS in fiscal year 1994 and
    adjustments to goodwill in 1995
     Fair value of assets acquired, including goodwill             $      4,332    $   406,561
     Liabilities assumed                                           $      8,832    $   345,018
     Redeemable preferred stock issued                             $     (4,500)   $    45,000
     Common stock issued                                                           $    11,647

See accompanying notes to consolidated financial statements.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES

      BASIS OF PREPARATION
      The consolidated financial statements include Fretter, Inc. and its wholly-owned subsidiaries (the Company). The Company is a retailer of consumer electronic goods and appliances. All significant intercompany accounts and transactions have been eliminated.

      CASH EQUIVALENTS/STATEMENT OF CASH FLOWS
      For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      MERCHANDISE INVENTORY
      Merchandise inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT
      Property and equipment are stated at cost. Major replacements and refurbishments are capitalized while replacements, repairs and maintenance that do not extend the life of the respective property are expensed when incurred. Interest costs relating to the construction of capital assets are capitalized; such costs were not material during fiscal years 1995, 1994 and 1993.

      Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Estimated useful lives for computing depreciation and amortization for financial reporting purposes are as follows:

      Buildings and improvements                                                                 18-40 years
      Furniture, fixtures and office equipment                                                    5-10 years
      Automotive equipment                                                                         3-8 years
      Leasehold improvements                                                Lesser of lease term or 10 years

      LEASES
      Leases which meet the accounting criteria for capital leases are recorded as property and equipment, and the related capital lease obligations (the aggregate present value of future minimum lease payments, excluding executory costs such as taxes, maintenance and insurance) are included in long-term obligations. Depreciation and interest are charged to expense, and rent payments are treated as payments of long-term debt, accrued interest and executory costs. All other leases are accounted for as operating leases.

      DEFERRED FINANCING COSTS
      Included in other assets as of January 31, 1995 and January 31, 1994 are deferred financing costs of $5.1 million and $4.7 million, respectively, associated with obtaining the revolving credit agreement and in amending and restating the Company's loan and financing agreement (as described in Note 6) in connection with the acquisition of DUS. Such costs are being amortized over the term of the related agreements. Amortization aggregated $1.7 million in the year ended January 31, 1995. Accumulated amortization was $2.0 million and $.3 million as of January 31, 1995 and 1994, respectively.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

      GOODWILL
      The excess of cost over the fair value of assets acquired is shown as goodwill, which is being amortized on a straight-line basis over thirty years. Recoverability of goodwill is evaluated based upon actual and projected results of operations and cash flows to determine if any impairment in the carrying amount has occurred. Accumulated amortization at January 31, 1995 and 1994 was $3.7 million and $.6 million, respectively. Goodwill amortization recorded during the years ended January 31, 1995, 1994 and 1993 was $3.1 million, $.4 million and $.1 million, respectively.

      SERVICE CONTRACTS
      The Company recognizes revenue from the sale of service contracts sold by the Company on a straight-line basis over the life of the contract. Incremental direct costs resulting from the sale of such contracts (primarily commissions) are also deferred and recognized on a straight-line basis over the same period.

      Effective November 1, 1994 the Company discontinued selling its own service contracts and instituted a program to offer for sale to its customers third party service contracts by which an independent entity issues the Company's customers the extended service contract sold by the Company's salespersons. The Company records the sale of these contracts as a component of net sales, records the amount payable to the third party as a component of cost of goods sold and records salesperson commissions as a component of selling expense at the time of sale to a customer. For the year ended January 31, 1995 the Company recorded net sales of approximately $17.1 million related to the sale of these contracts.

      The Company has recorded a liability for the estimated costs of servicing contracts of DUS which existed at the acquisition date. No revenue or costs associated with these acquired contracts will be recognized. The current and noncurrent portions of the liability are included in accrued liabilities and other noncurrent liabilities, respectively.

      INCOME TAXES
      Deferred taxes are provided to give recognition to the effect of expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related tax basis for income tax purposes. See Note 10.

      PREOPENING COSTS
      The Company expenses preopening costs of new retail stores, such as training and advertising, as incurred.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximates fair value. The carrying value of the redeemable preferred stock was determined based upon an independent appraisal as of the DUS acquisition date.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

      EARNINGS PER SHARE
      Primary earnings (loss) per weighted average number of common shares is based upon the average number of common shares outstanding plus common share equivalents arising from dilutive stock options. Fully diluted earnings per share assumes conversion of the convertible preferred stock into common stock, if dilutive. The inclusion of such items did not have an impact on primary or fully diluted earnings per share in the years presented as they were either insignificant or antidilutive.

      RECLASSIFICATION
      Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2.    ACQUISITION OF DIXONS U.S. HOLDINGS, INC. (DUS)

      On December 3, 1993, the Company acquired DUS. In exchange for all of the issued and outstanding equity securities of DUS, the Company issued to Dixons America Holdings, Inc. ("DAH") 3,164,804 shares of the Company's Common Stock, 3,000,000 shares of newly-created Convertible Preferred Stock, Series A, and 1,500,000 shares of newly-created Preferred Stock, Series B (the "Share Issuance"). Immediately prior to the consummation of the Share Issuance, Company shareholders were granted $3.00 in exchange for .49 of each share of Company Common Stock owned as of December 3, 1993. The acquisition of DUS was accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based upon their respective fair values at the date of acquisition. Fair values were determined based on independent appraisals, valuations and other studies, some of which had not yet been completed at January 31, 1994. The excess of the purchase price (consisting of $11.6 million of common stock, $40.5 million of the fair market value of Series A preferred stock and Series B preferred stock and $5.0 million of transaction costs) over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over thirty years.

      During the year ended January 31, 1995 the Company completed the determination of the fair values of assets acquired and liabilities assumed. Accordingly, goodwill related to the DUS acquisition was increased by $31.2 million.

      The operating results of DUS are included in the Fretter consolidated statement of earnings from December 12, 1993, the effective date of the acquisition for purchase accounting purposes. Set forth below are summarized pro forma combined results of operations of Fretter and DUS for the years ended January 31, 1994 and 1993 assuming the acquisition had taken place as of the beginning of each year. The pro forma combined results of operations are not indicative of future earnings or earnings that would have been reported for the periods presented had the transaction been completed when assumed. See also Note 5 regarding store closings.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    ACQUISITION OF DIXONS U.S. HOLDINGS, INC. (DUS) (CONTINUED)

                                                                                       YEARS ENDED
                                                                                       JANUARY 31,
                                                                                  1994            1993
                                                                                 (THOUSANDS; UNAUDITED)

      Net sales                                                              $   1,067,550    $    1,034,519
                                                                             =============    ==============

      Loss for common stock before cumulative
        effect of a change in accounting principles                          $     (68,807)   $     (122,388)
      Cumulative effect of a change in accounting
        for income taxes                                                             2,756
                                                                             -------------    --------------

      Net loss for common stock                                              $     (66,051)   $     (122,388)
                                                                             =============    ==============

      Per share:
        Loss per common share before cumulative
          effect of change in accounting principle                           $       (6.51)   $       (11.56)
        Cumulative effect of change in accounting
          for income taxes                                                             .26
                                                                             -------------    --------------

      Net loss per common share                                              $       (6.25)   $       (11.56)
                                                                             =============    ==============

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                                                          JANUARY 31,
                                                                                      1995          1994
                                                                                          (THOUSANDS)
      Buildings and improvements                                                  $    50,783    $    50,355
      Furniture, fixtures and equipment                                                42,860         35,264
      Automotive equipment                                                              1,430          1,475
      Leasehold improvements                                                           32,843         32,770
                                                                                  -----------    -----------
                                                                                      127,916        119,864
      Accumulated depreciation and amortization                                       (39,153)       (32,159)
                                                                                  ------------   -----------
                                                                                       88,763         87,705
      Land                                                                             23,124         22,811
      Construction-in-process                                                              98            438
                                                                                  ------------   -----------
                                                                                  $    111,985   $   110,954
                                                                                  ============   ===========

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    ACCRUED LIABILITIES

      Accrued liabilities consist of:

                                                                                          JANUARY 31,
                                                                                      1995          1994
                                                                                          (THOUSANDS)

          Workers' compensation                                                   $     8,375     $    7,914
          Accrued salary and wages                                                      5,309          3,353
          Vacation                                                                      1,517          3,435
          Medical claims                                                                1,908          2,874
          Other employee related accruals                                               2,058          2,950
          Advertising accrual                                                          13,194         28,162
          Service contract liability                                                    9,907         14,648
          Property related accruals                                                     3,136          5,299
          Customer deposits                                                             5,675          8,790
          In-transit inventory                                                          6,523            104
          Sales tax accrual                                                             1,789          4,422
          Other                                                                        13,630         15,118
                                                                                  -----------     ----------

                                                                                  $    73,021     $   97,069
                                                                                  ===========     ==========

5.    RESERVE FOR STORE CLOSINGS

      In conjunction with the acquisition of DUS, the Company developed a plan to integrate operations and improve the profitability of the combined entities. The plan included the elimination of duplicate facilities and the closure of overlapping and competing stores and other low performing stores. At the time of the December 3, 1993 acquisition, Fretter operated 105 retail locations and DUS operated 182 retail locations. The Company's integration plan included closure of certain former DUS locations and existing Fretter locations, principally located in Colorado, Illinois, Indiana, Los Angeles and Louisiana. In addition, prior to the time of acquisition, DUS had closed 50 stores in early 1993.

      Estimated exit costs for former DUS stores, including stores previously closed, were recorded as adjustments to the fair value of the assets and liabilities acquired. The estimated costs for Fretter stores of approximately $4.0 million were charged to the store closure provision in the statement of operations during the year ended January 31, 1994. Such charge consisted of estimated losses associated with the disposal of merchandise ($1.7 million), fixed assets ($1.4 million) and leases ($.7 million), and employee termination and other costs ($.2 million).

      During the year ended January 31, 1995 estimates for closure of the former DUS locations were revised based upon available information. The adjustments to the reserve for store closures as a result of these revisions has been recorded as an adjustment to goodwill in the current year.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    RESERVE FOR STORE CLOSINGS (CONTINUED)

      The following table sets forth the store closure reserve activity during 1995:




                                                                      (THOUSANDS)
                                                 -----------------------------------------------------
                                                 LEASE        OPERATING       SEVERANCE
                                                 COSTS         LOSSES         AND OTHER        TOTAL

      Balance January 31, 1994                $   26,072     $    6,529      $  12,215      $   44,816

      Adjustment charged to goodwill              (2,679)          (168)         4,508           1,661
      Costs incurred                              (9,630)        (5,861)       (16,383)        (31,874)
                                              ----------     ----------      ---------      ----------

      Balance January 31, 1995                $   13,763     $      500      $     340      $   14,603
                                              ==========     ==========      =========      ==========



6.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of:

                                                                                          JANUARY 31,
                                                                                      1995          1994
                                                                                          (THOUSANDS)

      Bank credit agreement                                                       $    82,893    $    18,279
      Capital expenditure line of credit                                                6,736          5,626
      Inventory financing agreement                                                    14,905         14,482
      Notes payable and other                                                           5,228          5,787
                                                                                  -----------    -----------
                                                                                      109,762         44,174
      Less - Current portion                                                           (4,601)          (590)
                                                                                  ------------   -----------

                                                                                  $   105,161    $    43,584
                                                                                  ============   ===========


      Principal payments on long-term obligations for the five years subsequent to 1995 are: 1996 - $4.6 million; 1997 - $98.5 million; 1998 - $.5 million; 1999 - $.5 million; 2000 - $.5 million; thereafter - $5.2 million.

      In conjunction with the acquisition of DUS, the Company entered into a revolving credit agreement with a commercial credit company which committed a maximum of $140.0 million to the Company for cash borrowings and letters of credit. Interest on amounts outstanding under this facility is calculated at 1.25% above the bank's prime rate. This facility expires on December 1, 1996. Borrowings under the credit agreement are secured by accounts receivable, personal property and inventory of the Company, as defined. A fee

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    LONG-TERM OBLIGATIONS (CONTINUED)

      on the unused portion of the facility is payable at the rate of 0.5% per annum. Additionally, the agreement provides for a payment of a fee of 0.25% on the face amount of each standby letter of credit upon its issuance and 2% per annum on the outstanding face amount of such letters of credit. At January 31, 1995 and 1994, there was $82.9 million and $18.3 million, respectively, outstanding under the revolving loan and $7.5 million and $10.0 million, respectively, in letters of credit outstanding under the facility.

      During 1993, the Company amended and restated its existing loan and financing agreement with a bank which increased the maximum amount committed from $20.0 million to $50.0 million for lines of credit (including standby letters of credit) and changed the terms of the facility. The commitment is comprised of a $25.0 million line of credit (to fund obligations under a letter of credit issued to the credit organization that finances the Company's merchandise purchases described below) and a $25.0 million capital expenditure line of credit for eligible real estate, as defined. The facilities expire November 1, 1996 and December 1, 1996, respectively. Borrowings under the line of credit to fund obligations under letters of credit are payable on demand plus three days. Letter of credit fees equal to 1.25% per annum are charged on the undrawn amount. The capital expenditure line of credit requires interest-only monthly payments. The outstanding principal balance on December 1st of 1994, 1995, and 1996 will be refinanced under separate term loans. The term and amortization of each of the notes vary based upon the year the note is funded. A fee of 1.5% is charged for each cash advance. At January 31, 1995 and 1994, there was $6.7 million and $5.6 million, respectively, outstanding under the capital expenditure line of credit and no borrowing outstanding against the line of credit to fund obligations under letters of credit. The letter of credit issued by the bank is secured by owned real estate, not previously pledged to the bank.

      Covenants of the above agreements require the Company to maintain minimum amounts of consolidated net worth, net income and interest coverage ratio, and limits the amounts for capital expenditures, debt service payments and additional indebtedness the Company may incur. The facilities also limit certain other nonoperating activities of the Company.

      The Company maintains a loan agreement with an independent credit organization that finances certain of its merchandise purchases. The loan agreement, which was entered into in conjunction with the acquisition of DUS, expires on November 1, 1996, at which time the balance outstanding becomes payable. Previous to the acquisition of DUS, the Company maintained a different credit agreement with the same credit organization. Borrowings under the loan agreement are collateralized by the $25.0 million letter of credit issued by the bank described above. Interest on amounts outstanding is calculated at .7% below prime rate, as defined. The maximum financing provision of the loan agreement limits the borrowing to $30.0 million. Covenants of the loan agreement, among other things, require the Company to maintain certain levels of tangible net worth, as defined, and places restrictions or limitations on the pledging of merchandise inventory and equipment as collateral for present and future obligations of the Company. At January 31, 1995 and 1994, $14.9 million and $14.5 million, respectively, was outstanding under this loan agreement.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    LONG-TERM OBLIGATIONS (CONTINUED)

      During fiscal 1994, the Company issued a $3.7 million secured purchase money note in conjunction with the acquisition of its new corporate headquarters. The note requiring 6.5% interest-only quarterly payments
      was due and paid off on March 1, 1995.    Additionally, the Company has
      outstanding mortgages, which are payable in monthly installments through the year 2013 with interest ranging from 7% to 9%. At January 31, 1995 and 1994, $1.0 million and $1.1 million, respectively, was outstanding.

7.    OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities at January 31, 1995 and 1994 consist of the noncurrent portion of the estimated costs of servicing extended product warranty contracts of DUS which existed at the acquisition date, the noncurrent portion of estimated future costs to be incurred related to store closings as discussed in Note 5 and the noncurrent portion of unfavorable lease obligations related to the acquisition of DUS.

                                                                                          JANUARY 31,
                                                                                      1995          1994
                                                                                          (THOUSANDS)

      Extended product warranty costs                                           $    10,340      $    20,246
      Store closing costs                                                             6,722           11,431
      Unfavorable lease obligations                                                   8,946           10,945
                                                                                -----------      -----------
                                                                                $    26,008      $    42,622
                                                                                ===========      ===========

8.    REDEEMABLE PREFERRED STOCK

      On December 3, 1993 in connection with the acquisition of DUS, in addition to the issuance to DAH of 3,164,804 shares of common stock, the Company issued to DAH 3,000,000 shares of newly-created Convertible Preferred Stock, Series A, and 1,500,000 shares of newly-created Preferred Stock, Series B, each having a stated value of $10 per share, representing all authorized shares. Dividends on the Series A and Series B Preferred shares at an annual rate of 5% and 6%, respectively, are cumulative from the issue date and are payable quarterly. Additional dividends at the rate of 5% and 6% per year, respectively, shall accrue on any unpaid cumulating dividends.

      The Series A and Series B Preferred shares are mandatorily redeemable on December 3, 2008 at a per share redemption price equal to stated value plus all accumulated and unpaid dividends up to the date of redemption. In addition, the Company may, at any time, redeem shares of the preferred stock at the per share redemption price, equal to the stated value plus all accumulated and unpaid dividends, provided that (a) the aggregate value being redeemed at any one time must be at least $5.0 million, and
      (b) no Series A Preferred may be redeemed until all of the Series B Preferred has been redeemed. As of January 31, 1995, no shares of Series A or Series B Preferred have been redeemed.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   8. REDEEMABLE PREFERRED STOCK (CONTINUED)

      The Series A Preferred shares are convertible, at the option of the holder, into shares of common stock at the then applicable conversion rate (currently 1.42655 shares of common stock for each share of Series A Preferred). The conversion rate is subject to adjustment in the event of certain dilutive issuances of common stock or upon the occurrence of certain other events. As of January 31, 1995, no shares of Series A Preferred have been converted.

      In connection with the acquisition of DUS, the Company obtained an independent appraisal of the fair market value of the redeemable Series A Convertible Preferred Stock and Series B Preferred Stock. Based upon this appraisal, the value of the redeemable preferred stock has been recorded at $40.5 million as of the date of acquisition. The difference between the fair market value and the redemption value is being accreted to the stated redemption value as a charge directly to retained earnings. During fiscal 1995, $.3 million of such accretion was recorded.

   9. SHAREHOLDERS' EQUITY

      Effective December 3, 1993, in conjunction with the acquisition of DUS, the Company's shareholders authorized an exchange whereby the shareholders became entitled to receive $3.00 in exchange for each .49 of each share of common stock owned as of that date. Distributions of $43.6 million have been accounted for as a return of capital, resulting in a reduction of additional contributed capital in an amount equal to the cash distribution. All weighted average share and per share amounts have been restated to retroactively reflect the exchange.

      The Company is authorized to repurchase up to 2,000,000 shares of its issued and outstanding stock. As of January 31, 1995, 1,347,800 shares of common stock have been reacquired. In accordance with the Michigan Business Corporation Act, all reacquired common stock has the status of authorized but unissued shares.

10.   INCOME TAXES

      Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109 changes the method of accounting for incomes taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method recognizes the deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of the assets and liabilities.

      Under SFAS 109, assets and liabilities acquired in purchase accounting are assigned their fair values assuming equal tax and financial reporting bases and deferred taxes are provided for basis differences. Under APB 11, values were assigned net of tax. In adopting SFAS 109, the Company adjusted the carrying values of assets so acquired. The cumulative effect of the change in accounting principle at the date of adoption was $2.8 million, or $.35 per share.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES (CONTINUED)

      The provision for income taxes consists of:

                                                                              YEARS ENDED JANUARY 31,
                                                                         1995          1994          1993
                                                                                    (THOUSANDS)

      Current
        Federal                                                       $    (1,400)  $     2,273   $    3,640
        State                                                                               510          521
                                                                      -----------   -----------   ----------
      Total current                                                        (1,400)        2,783        4,161
                                                                      -----------   -----------   ----------
      Deferred
        Federal                                                                           6,986       (1,221)
                                                                      -----------   -----------   ----------
      Total deferred                                                       -              6,986       (1,221)
                                                                      -----------   -----------   ----------

      Benefit of acquired net deferred tax
       assets used to reduce goodwill                                       3,900         1,512
                                                                      -----------   -----------   ----------

      Total provision                                                 $     2,500   $    11,281   $    2,940
                                                                      ===========   ===========   ==========

      In conjunction with the acquisition of DUS, the Company reevaluated the carrying value of its deferred tax assets. Primarily due to the net operating loss carryforward position of DUS, a valuation allowance for the net deferred tax asset balance was provided in the third quarter of fiscal 1994.

      The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                          JANUARY 31,
                                                                                      1995          1994
                                                                                          (THOUSANDS)
          DEFERRED TAX LIABILITIES
          Inventory                                                              $     (431)    $   (1,389)
                                                                                 ----------     ----------
               Total deferred tax liabilities                                          (431)        (1,389)
                                                                                 ----------     ----------
          DEFERRED TAX ASSETS
          Depreciation and amortization                                               1,737          7,040
          Deferred service contract revenue                                          25,198         27,004
          Accrued expenses                                                           15,296         43,225
          Retiree medical benefits                                                   20,881         24,788
          NOL carryforward                                                           88,466         61,615
                                                                                 ----------     ----------
               Total deferred tax assets                                            151,578        163,672
                                                                                 ----------     ----------
          Net deferred tax asset                                                    151,147        162,283
          Valuation allowance                                                      (151,147)      (162,283)
                                                                                 ----------     ----------

          Net deferred tax asset                                                 $   -          $   -
                                                                                 ==========     ==========

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES (CONTINUED)

      The Company has approximately $260.2 million of net operating loss carryforwards which expire through the year ended 2010. Included in the amount is approximately $14 million of net operating loss carryforwards from a subsidiary which are subject to certain limitations and expire through the year ended 2002.

      No benefit for acquired net deferred tax assets or net operating loss carryforwards has been recognized in the statement of operations. As acquired net deferred tax assets or net operating loss carryforwards are utilized, the related benefits will first reduce goodwill. Once goodwill is reduced to zero, such benefits will be included in income as a reduction of income tax expense.

      A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                                                              YEARS ENDED JANUARY 31,
                                                                         1995          1994          1993
                                                                                    (THOUSANDS)

        Federal income taxes at statutory rates                       $     2,912   $     2,740   $    2,944
        State taxes, net of federal benefit                                                 337          344
        Non-deductible goodwill amortization                                1,100           164
        Change in valuation allowance                                      (1,241)        8,009
        Other                                                                (271)           31         (348)
                                                                      -----------   -----------   -----------

        Income taxes provided                                         $     2,500   $    11,281   $    2,940
                                                                      ===========   ===========   ==========

11.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES
      The Company is obligated under several long-term and month-to-month real estate operating leases, with the long-term leases expiring through January 2013. Under the terms of a portion of these leases, the Company is obligated to pay certain operating expenses. Three retail store leases are with two of the Company's principal shareholders and an employee of the Company. Such leases can be terminated by the Company at any time without cost.

      The amounts charged to operations in connection with operating leases, including additional rentals based on a percentage of sales, for the years ended January 31, 1995, 1994 and 1993 were $26.8 million, $5.5 million and $5.3 million, respectively. Certain of the store operating leases contain provisions which require additional rentals based on a percentage of sales. The amount of additional rentals paid was not significant during the years ended January 31, 1995, 1994 and 1993.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Future minimum annual rental payments are as follows:

      YEARS ENDING JANUARY 31,                                       (THOUSANDS)
      1996                                                            $     26,899
      1997                                                                  24,894
      1998                                                                  23,527
      1999                                                                  20,660
      2000                                                                  17,195
      Thereafter                                                            56,404
                                                                      ------------

                                                                      $    169,579
                                                                      ============

Amounts related to leases included in the store closure plan are excluded.

      LEASE GUARANTEES
      On November 10, 1988, all of the outstanding shares of Busy Beaver Building Centers, Inc. ("Busy Beaver"), a former subsidiary of DUS, were sold to the management of Busy Beaver. In connection with this disposition, the Company is guarantor of three leases of Busy Beaver. Disposal of leased locations previously closed by DUS and closed by the Company as contemplated by the store closure plan are effectuated by lease termination agreements with landlords, lease assignments and subleases. Fretter, Inc. or its subsidiaries, as applicable, remain financially responsible on such leases, notwithstanding the intervening payment obligation of the assignees and sublessees. No expenses were incurred on these guarantees, lease assignments or subleases since the date of the acquisition of DUS by Fretter.

12.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

      EMPLOYEE BENEFIT PLANS
      The Company sponsors several 401(k) plans which cover substantially all full-time employees. Company contributions to such plans include both discretionary and matching amounts. Total Company contributions for fiscal 1995, 1994 and 1993 were $.6 million, $.5 million and $.6 million, respectively.

      In connection with the acquisition of DUS, the Company assumed responsibility for several noncontributory defined benefit pension plans which cover substantially all former DUS full-time employees. Pension benefits under these plans are based upon years of service or average monthly compensation, as defined.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

      During 1995 the Company changed the defined benefit plans resulting in the freezing of benefits effective February 1, 1995. In addition, in excess of 50% of the employees covered by the plans were terminated during 1995 as a result of combining the Fretter and DUS operations. The reduction in the projected benefit obligations as a result of the suspension of future benefit increases and termination of employees has been accounted for as plan curtailments. Accordingly, during 1995 the Company recognized curtailment gains of $2.7 million.

      At January 31, 1995 $3.8 million is included in other assets representing the excess of plan assets of $11.3 million over projected benefit obligations of $7.5 million, of which $7.0 million is vested. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations for the Company's defined benefit pension plans as of January 31, 1995 was 8.5%. As a result of the freezing of benefits there is no assumed increase in future compensation levels.

      The Company's policy is to immediately recognize in the statement of operations gains and losses from experience different from that assumed and the effect of changes in actuarial assumptions. During the year ended January 31, 1995 the Company made cash contributions of $1.4 million and recognized a pension benefit of $2.5 million comprised of a benefit from changes in actuarial assumptions of $3.6 million offset by service cost of $.4 million, interest cost of $.6 million and loss on plan assets of $.1 million.

      The net periodic pension cost and the contributions made to the plans from the date of acquisition to January 31, 1994 were not material. Included in employee benefit obligations at January 31, 1994 is $2.9 million representing the excess of the projected benefit obligations of $13.6 million over plan assets of $10.7 million. At January 31, 1994 the accumulated benefit obligations were $9.0 million of which $7.5 million were vested. The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's defined benefit pension plans as of January 31, 1994 were 7.25%, and 7.0%, respectively.

      OTHER POSTRETIREMENT BENEFITS
      A DUS subsidiary has recorded a postretirement benefit liability, which in conjunction with the acquisition of DUS, is recorded as a liability of the Company on a consolidated basis. The liability represents the actuarial present value of future obligations of certain health and life insurance benefits payable to eligible retired employees of steel operations previously conducted by Silo, Inc., an indirect wholly owned subsidiary of DUS. Silo, Inc. funds postretirement benefit costs as they are incurred.

      The Company's policy is to immediately recognize in the statement of operations gains and losses from experience different from that assumed and the effect of changes in actuarial assumptions. The components of the expense (benefit) recognized as a component of administrative costs in the statement of operations for the years ended January 31, 1995 and 1994 are:

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

                                                                    JANUARY 31,
                                                                1995             1994

      Interest cost                                       $    5,418          $   800
      Recognition of actuarial gains                         (12,862)
                                                          ----------          -------

      Net (benefit) expense                               $   (7,444)         $   800
                                                          ==========          =======

      Included in employee benefit obligations at January 31, 1995 and 1994 is $64.0 million and $77.8 million, respectively representing the actuarial present value of accumulated postretirement benefit obligations determined using a weighted average discount rate of 8.75% and 7.25%, respectively.

      The health care cost trend rates used to determine the actuarial present value of the accumulated postretirement benefit obligation ranged from 10.0% to 13.0% in the current year as a result of various plans offered and gradually declining to 6.25% for all plans in 2004, and remaining at that level thereafter. Increasing the health care cost trend rate by one percentage point would increase the net postretirement benefit cost in 1995 and the accumulated postretirement benefit obligation at January 31, 1995 by $4.6 million.

13. STOCK OPTION PLANS

      In March 1986, the Company adopted a stock option plan for officers and key management employees, pursuant to which an aggregate of 250,000 shares of the Company's common stock may be issued. The options are granted at no less than fair market value at the date of grant. At January 31, 1995, 55,571 options are outstanding under this plan which expire at various dates through April 2000, all of which are exercisable.

      On October 1, 1991, in connection with an employment agreement, stock options to acquire 800,000 shares at $.50 to $1.00 per share were granted to the President of the Company. Under this agreement, the options are exercisable at various dates through October 1, 2001. In a related agreement (the "Principal Shareholder Plan"), the President was also granted options from two of the Company's largest shareholders to purchase a total of 1,200,000 shares at a rate of 120,000 shares per year for $3 per share on each October 1 beginning October 1, 1992 through October 1, 2001. Effective December 3, 1993, the above agreements were amended and restated. The agreements, as amended and restated, provide the President of the Company the option to acquire 306,000 shares at $.97 per share from the Company and 612,000 shares at $.97 per share under the previously existing Principal Shareholder Plan. The Company records compensation expense for these options based upon the difference between the fair market value of its common stock at the date of grant and the option price, as amended and restated. Compensation expense recorded for the years ended January 31, 1995, 1994 and 1993 was $.9 million, $1.1 million and $1.0 million, respectively. At January 31, 1995, 918,000 options related to the above agreements are outstanding, of which 387,600 are exercisable.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   STOCK OPTION PLANS (CONTINUED)

      On December 3, 1993, in connection with the adoption of a long term incentive plan, stock options to acquire 1,785,000 shares at $.01 per share were granted to the President of the Company. Such options vest in equal amounts annually in each of the three years subsequent to the date of issuance and expire six years from the date of issuance. The Company, its President and one of its principal shareholders have entered into a related agreement whereby the President may exercise these options only if the principal shareholder contributes shares of common stock to the capital of the Company, share for share to meet the President's option exercise. The President must pay the principal shareholder $.97 per share for each share so contributed. The Company records compensation expense for these options based on the difference between the fair market value of its common stock at the date of grant and the option price. Compensation expense recorded for the years ended January 31, 1995 and 1994 related to these options was $1.1 million and $.2 million, respectively. At January 31, 1995, 1,785,000 options related to the above agreements are outstanding of which 595,000 are exercisable.

      In connection with the adoption of the long-term incentive plan, on February 2, 1994 1,006,550 stock options with an exercise price of $3.50 per share were granted to various employees of the Company. Such options vest three years from the date of issuance and expire ten years and six months from the date of issuance or upon the employee's termination. At January 31, 1995, 885,550 of these options were outstanding, none of which are exercisable.

      The following is a summary of stock option activity for all plans, exclusive of the Principal Shareholder Plan and the options granted December 3, 1993.

                                                                     NUMBER                      OPTION
                                                                    OF SHARES                  PRICE RANGE

      Balance at January 31, 1993                                      708,500             $1.00  -   $5.0625
        Exercised                                                       (6,929)          $3.1875  -   $4.4375
        Terminated                                                     (44,000)          $3.1875
        Effect of exchange (1)                                        (294,000)
                                                                   -----------

      Balance at January 31, 1994                                      363,571              $.97  -   $5.0625
        Granted                                                      1,006,550             $3.50
        Terminated                                                    (122,000)            $3.50  -    $4.625
                                                                   -----------

      Balance at January 31, 1995                                    1,248,121              $.97  -   $5.0625
                                                                   ===========

      Exercisable at January 31, 1995                                  259,571              $.97  -   $5.0625
                                                                   ===========

      (1) As discussed above, the October 1, 1991 agreements were amended and restated to reflect the December 3, 1993 exchange, thus reducing the number of options outstanding.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------------
                                              APRIL 30     JULY 31   OCTOBER 31     JANUARY 31    TOTAL
                                                         (THOUSANDS, EXCEPT PER SHARE DATA)

      Fiscal year 1995
         Net sales                            $ 182,004  $  205,546  $  204,024   $  267,275    $  858,849
         Gross profit                            48,922      54,130      55,250       70,112       228,414
         Earnings before income taxes            (5,521)     (1,463)     (1,768)      17,317         8,565
         Net earnings (loss) available
          for common shareholders                (4,133)     (1,537)     (1,731)      11,066         3,665
         Earnings (loss) for common stock
          per weighted average number of
          common shares                            (.39)       (.15)       (.16)        1.05           .35

      Fiscal year 1994
         Net sales                            $  79,444  $   87,637  $   92,738   $  285,689    $  545,508
         Gross profit                            21,612      23,759      24,526       68,482       138,379
         Earnings before income taxes               707       1,731      (2,748)       8,139         7,829
         Net earnings (loss) available
          for common shareholders                 3,201       1,130      (8,880)       3,453        (1,096)
         Earnings (loss) for common stock
          per weighted average number of
          common shares                             .43         .15       (1.20)         .37          (.14)

      Quarterly per share amounts are based on the weighted average shares outstanding during the respective quarters. Because of the shares issued in December, the sum of the quarterly per share amounts for fiscal 1994 does not equal the full year total.

      The quarter ended January 31, 1995 includes the recognition of approximately $16.0 million of gains related to employee benefit plan valuations. The net benefit related to the employee benefit plans was $12.7 million for the full year.

      Included in earnings before income taxes for the quarter ended October 31, 1993, is a $4.0 million provision for Fretter store closings. In addition, included in net earnings (loss) available for common shareholders for the quarter ended October 31, 1993 is a $7.1 million charge related to the establishment of a valuation allowance for deferred tax assets. See Notes 5 and 10.

      Included in the quarter ended January 31, 1994 are the DUS results of operations from the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         For information with respect to the executive officers of the Company, see ITEM 4A included in PART I of this report. Otherwise, the information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 1995 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a)      The following documents are filed as part of this report:

         (1)     FINANCIAL STATEMENTS

                 A list of the financial statements filed as a part of this Form 10-K is set forth in the index included in item 8 and incorporated by reference in response to this item 14.

         (2)     FINANCIAL STATEMENT SCHEDULES

                 None.

         (3)     EXHIBITS

                 The "Exhibit Index" filed herewith is incorporated by reference in response to this item 14.

         (a)     Reports on Form 8-K

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 29, 1995             FRETTER, INC.


                                              By: /s/ JOHN B. HURLEY
                                                 -------------------------------
                                                 John B. Hurley,
                                                 President and Chief Executive
                                                     Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     NAME                                          TITLE                            DATE
                     ----                                          -----                            ----


 /s/ ERNEST L. GROVE, JR.                      Chairman of the Board of Directors               4/28/95
 ------------------------
     Ernest L. Grove, Jr.

 /s/ JOHN B. HURLEY                            President, Chief Executive Officer, Chief        4/28/95
 ------------------------                      Financial Officer and Director
     John B. Hurley


 /s/ DALE R. CAMPBELL                          Executive Vice President, Treasurer and          4/28/95
 ------------------------                      Director
     Dale R. Campbell


 /s/ OLIVER L. FRETTER                         Director                                         4/28/95
 ------------------------
     Oliver L. Fretter

 /s/ PETER A. DOW                              Director                                         4/28/95
 ------------------------
     Peter A. Dow


 /s/ BRIAN K. FRIEDMAN                         Director                                         4/28/95
 ------------------------
     Brian K. Friedman

 /s/ ROBERT SHRAGER                            Director                                         4/28/95
 ------------------------
     Robert Shrager


                               INDEX TO EXHIBITS

                                                                                                             SEQUENTIALLY
                  EXHIBIT                                                                                      NUMBERED
                  NUMBER                                      DESCRIPTION                                        PAGE
                  ------                                      -----------                                    -------------

                  2.1             Stock Purchase Agreement and Plan of Tax-Free Reorganization, dated             (2)
                                  as of 9/15/93, among the Company, Dixons America Holdings, Inc. and
                                  Dixon U.S. Holdings, Inc.

                  2.2             Agreement, Plan and Certificate of Merger, dated as of 11/29/93, by             (1)
                                  and between the Company and Gabrielle Co.

                  2.3             Certificate  of   Voting  Powers,   Designations,  Preferences  and             (2)
                                  Relative, Participating,  Optional or  Other Special  Rights of the
                                  Convertible Preferred Stock, Series B

                  3.1             Restated Articles of Incorporation of the Company                               (3)

                  3.2             Amendment to the Articles  of Incorporation  of the Company,  dated             (4)
                                  6/23/87

                  3.3             Second Amended and Restated Bylaws of the Company, effective as  of             (3)
                                  April 22, 1986

                  9.1             Voting  Agreement, dated  12/3/93,  by and  between  Dixons America             (1)
                                  Holdings, Inc. and John B. Hurley

                  9.2             Letter Agreement amending the Voting Agreement, dated 12/3/93                   (1)

                  9.3             Shareholder  Agreement,  dated 11/30/93,  by  and  among  Oliver L.             (1)
                                  Fretter, in his  personal capacity and as Trustee under  the Oliver
                                  L. Fretter Revocable Living Trust dated 1/11/74, as amended, Howard
                                  O. Fretter,  in  his personal  capacity and  as Trustee  under  the
                                  Howard O. Fretter Revocable  Trust Agreement dated 3/15/86, John B.
                                  Hurley, in his personal capacity  and as Trustee under  the John B.
                                  Hurley Revocable Trust Agreement dated 3/14/86, and the Company


                                                                                                             SEQUENTIALLY
                  EXHIBIT                                                                                      NUMBERED
                  NUMBER                                      DESCRIPTION                                        PAGE
                  ------                                      -----------                                    -------------

                  10.1            Supplemental  Agreement, dated  11/30/93,  by and  among  Oliver L.             (1)
                                  Fretter, in his  personal capacity and as Trustee under  the Oliver
                                  L. Fretter Revocable Living Trust dated 1/11/74, as amended, Howard
                                  O. Fretter,  in  his personal  capacity and  as Trustee  under  the
                                  Howard O. Fretter Revocable Trust Agreement dated  3/15/86, John B.
                                  Hurley, in his  personal capacity and as Trustee under the  John B.
                                  Hurley Revocable Trust Agreement dated 3/14/86, and the Company

                  10.2            Registration Rights  Agreement, dated  12/3/93, by  and between the             (1)
                                  Company and Dixons America Holdings, Inc.

                  10.3            Registration Rights  Agreement, dated  12/3/93, among  the Company,             (1)
                                  Oliver L. Fretter, John B. Hurley and Howard O. Fretter#

                  10.4            Employment Agreement,  dated 11/30/93,  by and  between the Company             (1)
                                  and Oliver L. Fretter#

                  10.5            Employment Agreement, dated 10/1/91, by and between the Company and             (5)
                                  John B. Hurley#

                  10.6            First  Amendment to  Employment Agreement,  dated 11/30/93,  by and             (1)
                                  between the Company and John B. Hurley#

                  10.7            Capital  Contribution/Sale Agreement,  dated  11/30/93,  among  the             (1)
                                  Company, John B. Hurley and Oliver L. Fretter#

                  10.8            Agreement for  Wholesale Financing,  dated as  of 11/30/93,  by and             (1)
                                  between the Company and ITT Commercial Finance Corp.

                  10.9            Reimbursement Agreement, dated as  of 11/30/93, by and between  the             (1)
                                  Company and Dixons Treasury Management Limited

                  10.10           Loan and Financing Agreement, dated as of 11/30/93, by and  between             (1)
                                  the Company and Michigan National Bank


                                                                                                             SEQUENTIALLY
                  EXHIBIT                                                                                      NUMBERED
                  NUMBER                                      DESCRIPTION                                        PAGE
                  ------                                      -----------                                    -------------

                  10.11           First  Amendment  to  Loan and  Financing  Agreement, dated  as  of
                                  December 8, 1994, by and between the Company and Michigan  National
                                  Bank

                  10.12           Credit Agreement,  dated  as of  11/30/93, among  the  Company,  BT             (1)
                                  Commercial Corporation and various other lenders

                  10.13           First Amendment to Credit Agreement, dated  January 26, 1994, among the Company, BT Commercial Corporation and various other lenders

                  10.14           Second Amendment and Consent to Credit Agreement, dated October 28,
                                  1994,  among the  Company,  BT Commercial  Corporation  and various other lenders

                  10.15           Employee Cash or Deferred Profit-Sharing Plan and Trust#                        (3)

                  10.16           Amendment  to Employee  Cash  or Deferred  Profit-Sharing  Plan and             (4)
                                  Trust, dated 5/18/87#

                  10.17           1986 Employee Stock Option Plan#                                                (3)

                  10.18           Amendment to 1986 Employee Stock Option Plan, dated 12/23/87#                   (4)

                  10.19           Stock Option Agreement, dated 11/30/93, by and between  the Company             (1)
                                  and John B. Hurley#

                  10.20           Stock Option Agreement, dated  2/1/94, by  and between the  Company and Dale R. Campbell#

                  10.21           Stock Option  Agreement, dated  2/1/94, by and  between the Company and Daniel C. Hourigan#

                  10.22           Stock Option  Agreement, dated 2/1/94,  by and between the  Company and Julian Potts#

                  10.23           Stock Option Agreement,  dated 2/1/94, by and  between the  Company and Stuart Garson#

                  10.24           Bonus Plan#                                                                     (4)

                  10.25           1993 Long Term Incentive Plan#                                                  (6)


                                                                                                             SEQUENTIALLY
                  EXHIBIT                                                                                      NUMBERED
                  NUMBER                                      DESCRIPTION                                        PAGE
                  ------                                      -----------                                    -------------

                  10.27           Indemnification  Agreement,  dated  10/8/87,  by  and  between  the             (4)
                                  Company and Oliver L. Fretter#

                  10.28           Indemnification  Agreement,  dated  10/8/87,  by  and  between  the             (4)
                                  Company and John B. Hurley#

                  10.29           Indemnification  Agreement,  dated  10/8/87,  by  and  between  the             (4)
                                  Company and Peter A. Dow#

                  10.30           Amended  and  Restated Stock  Option  Agreement  between  Howard O.             (1)
                                  Fretter and John B. Hurley dated November 30, 1993#

                  10.31           Amended  and  Restated Stock  Option  Agreement  between  Oliver L.             (1)
                                  Fretter and John B. Hurley dated November 30, 1993#

                  10.32           Lease  Amendment Agreement  among the  Company, Oliver  L. Fretter,             (1)
                                  Howard O. Fretter and John B. Hurley dated November 30, 1993#

                  10.33           Employment Termination  Agreement, dated  January 20,  1995, by and between the Company and Donald Andresen#

                  10.34           Merchant Agreement, dated March 1, 1994, by and between the Company and Household Bank (Illinois), N.A.

                  10.35           Merchant Agreement, dated  March 1, 1994 by and betwen  the Company and Household Retail Services, Inc. Bank (Illinois), N.A.

                  10.36           Universal International Re-Insurance Ltd. Consumer  Protection Plan
                                  Master  Policy  of  Insurance  No.  2661P  and  Declarations, dated
                                  November 1, 1994

                  21              List of Subsidiaries                                                            (1)

                  23              Consent of Price Waterhouse, LLP

                  27              Financial Data Schedule (Edgar version only)


- ---------------

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14

(1) Incorporated by reference to the Company's Report Form 10-K for fiscal year ended January 31, 1994

(2) Incorporated by reference to the Company's Report on Form 8-K dated December 10, 1993

(3) Incorporated by reference to Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-4146

(4) Incorporated by reference to the Company's Form 10-K for fiscal year ended January 31, 1988

(5) Incorporated by reference to Schedule 13-D filed November 2, 1991 by John B. Hurley

(6) Incorporated by reference to the Company's Solicitation Statement for Action to be taken by Written Consent of Shareholders dated December 1, 1993

(7) Incorporated by reference to the Company's Form 10-K for fiscal year ended January 1, 1989.