Form 10-Q
period 1995-04-30
FRETTER INC
filed 1995-06-14
CIK 790815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1995
                                      OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from__________ to __________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                                 Shares outstanding as of April 30, 1995
                   -----                                                -------------------------------------------
          Common Stock, $.01 par value                                                 10,577,392


                                 FRETTER, INC.
                                     INDEX

                                                                                              Page No.
Form 10-Q Cover Page                                                                             1

Form 10-Q Index                                                                                  2

Part I.   Financial Information:

                 Item 1.  Financial Statements

                              Consolidated Balance Sheets                                        3

                              Consolidated Statements of Earnings                                4

                              Consolidated Statements of
                              Shareholders' Equity                                               5

                              Consolidated Statements of Cash Flow                               6

                              Notes to Consolidated Financial
                              Statements                                                         7-8

                 Item 2.  Management's Discussion and Analysis
                              of Financial Condition and
                              Results of Operations                                              9-11

Part II.  Other Information

                 Item 1-6.                                                                       12

Signatures                                                                                       14


                        PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS
                                 FRETTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                  ( Dollars in thousands, except share data)


        Assets                                                               April 30,      January 31,
                                                                               1995            1995
                                                                             ---------      -----------
 Current Assets
     Cash and cash equivalents                                               $11,449          $13,787
     Accounts receivable, net                                                 24,741           24,058
     Merchandise inventory                                                   182,783          207,066
     Prepaid expenses and other                                                6,426            4,926
     Deferred commissions                                                      4,517            4,872
                                                                          ----------        ---------
          Total current assets                                               229,916          254,709

 Property and equipment, net                                                 109,008          111,985
 Goodwill, net                                                                87,046           87,809
 Other assets                                                                  6,849            6,991
 Deferred commissions                                                          6,108            7,114
                                                                          ----------        ---------
                                                                            $438,927         $468,608
                                                                          ==========        =========
        Liabilities and Shareholders' Equity

 Current Liabilities
     Current portion of long-term obligations                                    773            4,601
     Accounts payable                                                         51,949           49,491
     Current portion of deferred service contract revenue                     22,779           24,933
     Accrued liabilities                                                      56,835           73,021
     Reserve for store closings                                                6,642            7,881
     Income taxes payable                                                        213            2,143
                                                                          ----------        ---------
          Total current liabilities                                          139,191          162,070

 Long-term obligations                                                       111,484          105,161
 Other noncurrent liabilities                                                 22,442           26,008
 Deferred service contract revenue                                            31,210           36,169
 Employee benefit obligations                                                 63,791           64,041
                                                                          ----------        ---------
          Total liabilities                                                  368,118          393,449
                                                                          ----------        ---------
 Redeemable preferred stock                                                   40,875           40,800
                                                                          ----------        ---------
 Commitments and contingencies

 Shareholders' Equity
     Preferred stock-authorized, 5,000,000 shares of $.01 par
       value; issued: none
     Common stock-authorized: 50,000,000 shares $.01 par
       value; issued: 10,577,392 shares at April 30, 1995
       and January 31, 1995                                                      106              106
     Additional contributed capital                                            1,641            1,641
     Retained earnings                                                        28,187           32,612
                                                                          ----------        ---------
                                                                              29,934           34,359
                                                                          ----------        ---------
                                                                            $438,927         $468,608
                                                                          ==========        =========

             See accompanying notes to consolidated financial statements.

                                 FRETTER, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      For the three months ended April 30,
                   (Dollars in thousands, except share data)

                                                                     1995            1994
                                                                   --------        --------
Net sales                                                          $166,429        $182,004
Cost of goods sold                                                  118,948         133,082
                                                                 ----------      ----------
Gross profit                                                         47,481          48,922
                                                                 ----------      ----------

Operating expenses
   Selling                                                           37,029          40,309
   Warehouse and delivery                                             6,588           6,247
   Administrative                                                     8,529           8,536
                                                                 ----------      ----------
                                                                     52,146          55,092
                                                                 ----------      ----------
Other income (expense)
   Interest and other                                                 1,621           2,154
   Interest expense                                                  (2,726)         (1,505)
                                                                 ----------      ----------
                                                                     (1,105)            649
                                                                 ----------      ----------

Loss before income taxes                                             (5,770)         (5,521)
Income taxes  (benefit)                                              (2,020)         (1,988)
                                                                 ----------      ----------
      Net loss before preferred dividend                             (3,750)         (3,533)

 Preferred stock dividend requirements                                  600             600
                                                                 ----------      ----------
     Net loss available for common shareholders                     ($4,350)        ($4,133)
                                                                 ==========      ==========
Weighted average number of common shares                         10,577,392      10,577,467
                                                                 ==========      ==========
     Net loss per common share                                       ($0.41)         ($0.39)
                                                                 ==========      ==========


          See accompanying notes to consolidated financial statements

                                 Fretter, Inc.
                Consolidated Statements of Shareholders' Equity
               For the three months ended April 30, 1994 and 1995
                   (Dollars in thousands, except share data)

                                         Common Stock           Additional
    For the three-months           ---------------------------  Contributed     Retained
    ended April  30, 1994            Shares         $0.01 par     Capital       earnings       Total
- -----------------------------      ----------       ----------  -----------     ---------     -------
BALANCE AT FEBRUARY 1, 1994        10,577,467          $106        $1,641       $29,247       $30,994

Net loss for the three-months
    ended April 30, 1994                                                         (3,533)       (3,533)

Preferred stock dividend
    requirements                                                                   (600)         (600)
                                   ----------          ----        ------       -------       -------
BALANCE AT APRIL 30, 1994          10,577,467          $106        $1,641       $25,114       $26,861
                                   ==========          ====        ======       =======       =======

      For the three-months
     ended April  30, 1995
- ------------------------------
BALANCE AT FEBRUARY 1, 1995        10,577,392          $106        $1,641       $32,612       $34,359

Net loss for the three-months
    ended April 30, 1995                                                         (3,750)       (3,750)

Preferred stock dividend
    requirements                                                                   (600)         (600)

Preferred stock accretion                                                           (75)          (75)
                                   ----------          ----        ------       -------       -------
BALANCE AT APRIL 30, 1995          10,577,392          $106        $1,641       $28,187       $29,934
                                   ==========          ====        ======       =======       =======


          See accompanying notes to consolidated financial statements

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three-months ended April 30,
                             (Dollars in thousands)

                                                                              1995             1994
                                                                           ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before preferred dividends                                       ($3,750)         ($3,533)
  Adjustments to reconcile net loss to net
   cash (used for) operating activities:
  Depreciation and amortization                                               4,324            3,922
  Stock compensation expense                                                    501              620
  Other non-cash items                                                        1,281            1,371
  Change in assets and liabilities
            Merchandise inventory                                            24,283           (6,820)
            Other assets                                                     (1,145)         (14,555)
            Accounts payable                                                  2,458          (10,156)
            Deferred service contract revenue                                (7,113)           5,213
            Other liabilities                                               (24,755)         (25,637)
                                                                          ---------        ---------
                   NET CASH (USED FOR) OPERATING ACTIVITIES                  (3,916)         (49,575)
                                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (317)          (6,199)
                                                                          ---------        ---------
                   NET CASH (USED FOR) INVESTING ACTIVITIES                    (317)          (6,199)
                                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term obligations                                         6,475           52,746
  Payments of long term obligations                                          (3,980)             (80)
  Preferred stock dividends                                                    (600)
                                                                          ---------        ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,895           52,666
                                                                          ---------        ---------
           NET (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                              (2,338)          (3,108)
Cash and cash equivalents at beginning of period                             13,787           16,805
                                                                          ---------        ---------
Cash and cash equivalents at end of period                                  $11,449          $13,697
                                                                          =========        =========



          See accompanying notes to consolidated financial statements

                                 FRETTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements, which include Fretter, Inc. and its wholly owned subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair statement of financial position as of April 30, 1995 and the results of operations, and cash flows for the three months ended April 30, 1995 and 1994; all of which adjustments are of a normal and recurring nature. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report on Form 10-K and Annual Report filed with the Securities and Exchange Commission on May 1, 1995.

2.  SERVICE CONTRACTS

         The Company recognizes revenue from the sale of service contracts on a straight-line basis over the life of the contract. Incremental direct costs resulting from the sale of such contracts (primarily commissions) are also deferred and recognized on a straight-line basis over the same period.

         Effective November 1, 1994 the Company discontinued selling its own service contracts and instituted a program to offer for sale to its customers third party service contracts by which an independent entity issues the Company's customers the extended service contracts sold by the Company's salespersons. The Company records the sale of these contracts as a component of net sales, records the amount payable to the third party as a component of cost of goods sold and records salesperson commissions as a component of selling expense at the time of sale to its customers.

         Effective with the acquisition of Dixons U.S. Holdings, Inc. ("DUS") on December 3, 1993, the Company recorded a liability for the estimated costs of servicing contracts of DUS which existed at the acquisition date. No revenue or costs associated with these acquired contracts will be recognized. The current and noncurrent portions of the liability are included in accrued liabilities and other noncurrent liabilities, respectively.

3.  SEASONALITY

         Due to the seasonality of the Company's business, interim results of operations are not necessarily indicative of the results for any other interim period or the results of operations for the full year.

4.  LONG-TERM OBLIGATIONS

         The Company maintains a revolving credit agreement with a commercial credit company which committed a maximum of $140.0 million to the Company for cash borrowings and letters of credit. Interest on amounts outstanding under this facility is calculated at 1.25% above the bank's prime rate. This facility expires on December 1, 1996. Borrowings under the credit agreement are secured by accounts receivable, personal property and inventory of the Company, as defined. At April 30, 1994 and April 30, 1995, there was $69.5 million and $84 million outstanding under the credit facility.

         Covenants of the above agreements require the Company to maintain minimum amounts of consolidated net worth, net income and interest coverage ratio, and limits the amounts for capital expenditures, debt service payments and additional indebtedness the Company may incur.

         As of April 30, 1995, the Company has failed to meet the Interest
Coverage Ratio Covenant of such facility.   In addition, although not presently
calculated, it is likely that the Company is or shortly will fail to meet its Consolidated Book Net Worth Covenant of such facility. The Company has notified the agent operating the facility of the foregoing and the agent has indicated that it will shortly meet with the constituent lenders to discuss the Company's request for a waiver of such requirements.

5.  EARNINGS PER SHARE

         Earnings per share are computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at April 30, 1995.

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (THREE MONTHS ENDED APRIL 30, 1995 AND 1994)

OVERVIEW

         The Company is a large volume specialty retailer of home entertainment products, consumer electronics and appliances. Currently the Company operates 236 retail stores, 45 of which are in Michigan, Ohio, Massachusetts and New Hampshire under the name Fretter; 136 retail stores under the name Silo in Arizona, California, Delaware, Illinois, Indiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Texas, Utah and Washington, operated through DUS; 14 retail stores under the name YES! Your Electronics Superstore in New York, Baton Rouge, Louisiana and Marshall Fields locations, operated through DUS; 22 retail stores in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company; and 19 automotive electronic retail stores in Michigan, Ohio and Indiana operated through Dash Concepts, a wholly-owned subsidiary of the Company. Additionally, there are five stores still required to operate under continuous operation clauses, all of which will be closed as soon as satisfactory arrangements are reached with the respective landlords. The Company is also in the process of closing the ten YES stores it operates in Marshall Fields department stores in Illinois.

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

         As a result of this acquisition, the Company has closed a number of locations where there were overlapping and competing stores, low performing stores and duplicate facilities. As of fiscal year ended January 31, 1995, the Company had charged $31.9 million to a store closure reserve related to closing these facilities. The Company charged $2.9 million against the store closure reserve during the three months ended April 30, 1995.

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (THREE MONTHS ENDED APRIL 30, 1995 AND 1994)

         The more significant factors affecting the Company's operations in the three month period ended April 30, 1995 include:

         - The Company effectively and significantly reduced the combined store management expenses compared to the expenses previously experienced by the separate Fretter and DUS companies.

         - Intense competition in the Company's key markets resulted in decreased sales, decreased gross margins and decreases in comparable store sales.

         - The Company closed 12 stores and opened 6 new stores during the last fiscal year and closed 2 stores during the first three months of this fiscal year resulting in lower total sales for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995.


CHANGES IN RESULTS OF OPERATIONS

Net Sales

         Net sales decreased in the three month period ended April 30, 1995 as compared to the three month period ended April 30, 1994 by $15.6 million (8.6%). Comparable store sales decreased $10.3 million (9.4%) from the same period last year. The decrease of $15.6 million in total sales is primarily due to the intense competition within the Company's key markets and lesser number of stores operated by the Company.

         Comparable store sales relates each store's sales in a current fiscal period to the same store's sales in the same period in the prior fiscal year. The comparable store sales calculation for the three month period ended April 30, 1995 reflects Fretter, Silo and Schmid stores; however, the Silo stores were phased into the Company's reporting systems in series over the first quarter of fiscal 1994 and its stores' sales for comparable stores sales purposes are counted only as of the month in which each store was placed on the Company's reporting systems.

         The decrease in comparable store sales for the three month period ended April 30, 1995 is primarily due to the intense competition within the Company's key markets.

Cost of Goods Sold and Gross Profit

         Cost of goods sold decreased by $14.1 million (10.6%) and gross profit decreased $1.4 million (2.9%) in the three month period ended April 30, 1995 as compared to the three month period ended April 30, 1994. Gross profit as a percentage of net sales increased to 28.6% in the three month period ended April 30, 1995 from 26.9% in the three month period ended April 30, 1994.

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (THREE MONTHS ENDED APRIL 30, 1995 AND 1994)

         The increase in gross profit as a percentage of sales for the three month period ended April 30, 1995 is primarily attributable to improved merchandise mix and purchasing cost efficiencies due to the consolidation of DUS into the Company.

Operating Expenses

         Operating expenses comprise warehouse and delivery, selling and administrative expenses. Operating expenses decreased by $2.9 million (5.3%) in the three month period ended April 30, 1995 compared to the three month period ended April 30, 1994. As a percentage of net sales, operating expenses increased to 31.3% in the three month period ended April 30, 1995 from 30.3% in the three month period ended April 30, 1994.

         The increase in operating expense as a percentage of net sales for the three month period ended April 30, 1995 is primarily attributable to an increase in store occupancy costs and amortization of goodwill resulting from the acquisition of DUS.

Interest And Other Income

         Interest and other income decreased $533,000 (24.7%) in the three month period ended April 30, 1995 compared to the three month period ended April 30, 1994. Interest and other income as a percentage of net sales for the three month periods ended April 30, 1995 and 1994 was 1.0% and 1.2%, respectively.

         The decrease for the three month period ended April 30, 1995 is primarily due to the impact of increasing interest rates charged by the Company's account financier in relation to the interest rates payable by consumers; as well as the cost of the Company's customer financing promotions.

Interest Expense

         Interest expense increased $1.2 million (81.1%) in the three month period ended April 30, 1995 compared to the three month period ended April 30, 1994. Interest expense as a percentage of net sales for the three month periods ended April 30, 1995 and 1994 was 1.6% and .8%, respectively.

         The increase in interest expense for the three month period ended April 30, 1995 as compared to the prior year is primarily due to the increased interest rates and borrowings on the Company's line of credit.

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (THREE MONTHS ENDED APRIL 30, 1995 AND 1994)

Income Taxes

         The effective income tax rates for the three month periods ended April 30, 1995 and 1994 were 35.0% and 36.0%, respectively (prior to the establishment of the valuation allowance for net deferred tax assets).

         A tax benefit was recorded in the three month period ended April 30, 1995 in the amount of approximately $2.0 million.

Net Earnings Before Preferred Stock Dividend

         Due to the factors discussed above, net loss before preferred stock dividend increased $.2 million from a net loss of $3.5 million in the three month period ended April 30, 1995 to a net loss of $3.7 million in the three month period ended April 30, 1995.

Changes in Cash Flows

         The Company's primary needs for capital are to support its inventory, particularly during the Christmas Holiday season and in the summer months with the purchase of air conditioners. In addition, capital is required to fund new store openings and to remodel or relocate existing stores.

         Since February 1, 1995, cash and cash equivalents decreased $2.3 million, primarily attributable to net cash used for operating activities.

         Net cash used in operating activities of $3.9 million was used to decrease liabilities by $29.4 million, offset by a decrease in inventory and other assets of approximately $25.5 million.

         The Company expects to fund modernization of its stores and future expansion of its retail store base with a combination of funds generated from operations, mortgage and loan financing, and through existing lines of credit, to the extent available. The Company's future liquidity is dependent on continued funding under the revolving credit facility.

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

Item 2.  Changes in Securities

                 None

Item 3.  Default upon Senior Securities

         As of April 30, 1995, the Company has failed to meet the Interest Coverage Ratio Covenant of its Senior Indebtedness to BT Commercial Corporation, agent for constituent lenders under the Company's $140 million
Revolving Credit Agreement.   In addition, although not presently calculated,
it is likely that the Company is or shortly will fail to meet its Consolidated Book Net Worth Covenant required under such Senior Indebtedness. The Company has notified the agent of the foregoing and the agent has indicated that it will shortly meet with the constituent lenders to discuss the Company's request for a waiver of such requirements.

Item 4.  Submission of Matters to a Vote of Security Holders

                 None

Item 5.  Other Information

                 None

Item 6.  Exhibits and Reports on Form 8-K

                 a.       Exhibits

                          27. Selected Financial Data Schedule per Item 601(c)(1)(ii) of Regulation S-K.

                 b.       Reports on Form 8-K

                          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FRETTER, INC.
                                           Registrant


Date:  June 14, 1995                       By:    s/ John Hurley
                                               -------------------------
                                               John Hurley
                                               Chief Executive Officer


Date:  June 14, 1995                       By:    s/ Dale R. Campbell
                                               -------------------------
                                               Dale R. Campbell
                                               Executive Vice President
                                               (Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit
  No.           Description                                             Page
- -------         -----------                                             ----

  27            Selected Financial Data Schedule per Item
                601(c)(1)(ii) of Regulation S-K.