Form 10-Q
period 1995-07-31
FRETTER INC
filed 1995-09-19
CIK 790815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1995
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from__________ to __________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Shares outstanding as of September 18, 1995
Common Stock, $.01 par value                          10,577,392


                                 FRETTER, INC.
                                     INDEX

                                                                     Page No.

Form 10-Q Cover Page                                                    1

Form 10-Q Index                                                         2

Part I.   Financial Information:

                 Item 1.  Financial Statements

                              Consolidated Balance Sheets               3

                              Consolidated Statements of Earnings       4

                              Consolidated Statements of
                              Shareholders' Equity                      5

                              Consolidated Statements of Cash Flow      6

                              Notes to Consolidated Financial
                              Statements                                7-8

                 Item 2.  Management's Discussion and Analysis
                              of Financial Condition and
                              Results of Operations                     9-13

Part II.  Other Information

                 Item 1-6.                                              14

Signatures                                                              15




                                   2 of 15

                         PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS
                                           FRETTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

        Assets                                                       July 31,        January 31,
                                                                      1995              1995
                                                                  -----------       ------------
 Current Assets
     Cash and cash equivalents                                       $7,368            $13,787
     Accounts receivable                                             20,538             24,058
     Merchandise inventory                                          161,941            207,066
     Prepaid expenses                                                 6,970              4,926
     Deferred commissions                                             4,092              4,872
                                                                   --------           --------
          Total current assets                                      200,909            254,709

 Property and equipment, net                                        106,242            111,985
 Goodwill, net                                                       87,250             87,809
 Other assets                                                         6,367              6,991
 Deferred commissions                                                 5,293              7,114
                                                                   --------           --------
                                                                   $406,061           $468,608
                                                                   ========           ========

        Liabilities and Shareholders' Equity

 Current Liabilities
     Current portion of long-term obligations                       $78,331             $4,601
     Accounts payable                                                58,891             49,491
     Current portion of deferred service contract revenue            20,817             24,933
     Accrued liabilities                                             56,945             73,021
     Reserve for store closings                                       5,496              7,881
     Income taxes payable                                               480              2,143
                                                                   --------           --------
          Total current liabilities                                 220,960            162,070

 Long-term obligations                                               15,656            105,161
 Other noncurrent liabilities                                        18,641             26,008
 Deferred service contract revenue                                   26,664             36,169
 Employee benefit obligations                                        64,328             64,041
                                                                   --------           --------
          Total liabilities                                         346,249            393,449
                                                                   --------           --------

 Redeemable preferred stock                                          40,950             40,800
                                                                   --------           --------

 Commitments and contingencies

 Shareholders' Equity
     Preferred stock-authorized, 5,000,000 shares of $.01 par
       value; issued; none
     Common stock-authorized, 50,000,000 shares $.01 par
       value; issued, 10,577,392 shares at
      July 31, 1995 and January 31, 1995, respectively                  106                106
     Additional contributed capital                                   1,641              1,641
     Retained earnings                                               17,115             32,612
                                                                   --------           --------
                                                                     18,862             34,359
                                                                   --------           --------
                                                                   $406,061           $468,608
                                                                   ========           ========


          See accompanying notes to consolidated financial statements

                                    3  of 15

                                FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                      For the six months ended July 31,
                  (Dollars in thousands, except share data)

                                                   Three-months ended July 31    Six-months ended July 31,
                                                  ---------------------------    -------------------------    3-months ended
                                                     1995          1994            1995            1994        April 30, 1995
                                                  ----------     ---------       ---------      ----------
Net sales                                           $158,106      $204,331        $324,535        $385,612         $166,429
Cost of goods sold                                   114,700       149,154         233,648         281,117          118,948
                                                  ----------    ----------      ----------      ----------       ----------
Gross profit                                          43,406        55,177          90,887         104,495           47,481

Operating expenses
   Selling                                            37,895        42,830          74,924          82,425           37,029
   Warehouse and delivery                              6,225         6,396          12,813          12,850            6,588
   Administrative                                      8,594         7,497          17,123          16,998            8,529
                                                  ----------    ----------      ----------      ----------       ----------
                                                      52,714        56,723         104,860         112,273           52,146
Other income (expense)
   Interest and other                                  1,871         1,927           3,492           4,309            1,621
   Interest expense                                   (2,740)       (1,740)         (5,466)         (3,244)          (2,726)
                                                  ----------    ----------      ----------      ----------       ----------
                                                        (869)          187          (1,974)          1,065           (1,105)

Loss before income taxes                             (10,177)       (1,359)        (15,947)         (6,713)          (5,770)
Income taxes  (benefit)                                  220          (422)         (1,800)         (2,243)          (2,020)
                                                  ----------    ----------      ----------      ----------       ----------
      Net loss before preferred dividend             (10,397)         (937)        (14,147)         (4,470)          (3,750)

 Preferred stock dividend requirements                   600           600           1,200           1,200              600
                                                  ----------    ----------      ----------      ----------       ----------

     Net loss available for common shareholders     ($10,997)      ($1,537)       ($15,347)        ($5,670)         ($4,350)
                                                  ==========    ==========      ==========      ==========       ==========

Weighted average number of common shares          10,577,392    10,577,467      10,577,392      10,577,467       10,577,392
                                                  ==========    ==========      ==========      ==========       ==========

     Net loss per common share                        ($1.04)       ($0.15)         ($1.45)         ($0.54)          ($0.41)
                                                  ==========    ==========      ==========      ==========       ==========



                                                   3-months ended
                                                   July 31, 1995   Per BT QTR
Net sales                                              $158,106     $158,107                            -1
Cost of goods sold                                      114,700      114,878                          -178
                                                     ----------   ----------
Gross profit                                             43,406       43,229

Operating expenses
   Selling                                              $37,895      $37,719                           176
   Warehouse and delivery                                $6,225       $6,225                             0
   Administrative                                         8,594        8,569                            25
                                                     ----------   ----------
                                                         52,714       52,513
Other income (expense)
   Interest and other                                    $1,871       $1,851                            20
   Interest expense                                      (2,740)      (2,740)                            0
                                                     ----------   ----------
                                                           (869)        (889)

Loss before income taxes                               ($10,177)     (10,173)                           -4
Income taxes  (benefit)                                     220        2,020                         -1800
                                                     ----------   ----------
      Net loss before preferred dividend                (10,397)     (12,193)

 Preferred stock dividend requirements                      600          600                             0
                                                     ----------   ----------

     Net loss available for common shareholders        ($10,997)    ($12,793)                         1796
                                                     ==========   ==========

Weighted average number of common shares             10,577,392   10,577,392                             0
                                                     ==========   ==========

     Net loss per common share                           ($1.04)      ($1.21)          0.16979610853034472
                                                     ==========   ==========

         See accompanying notes to consolidated financial statements

                                   4 of 15

                                 Fretter, Inc.
                Consolidated Statements of Shareholders' Equity
                For the six months ended July 31, 1994 and 1995
                   (Dollars in thousands, except share data)

                                            Common Stock    Additional
For the six-months                ----------------------    Contributed     Retained
    ended July 31, 1994             Shares     $0.01 par     Capital        earnings       Total
-----------------------           --------------------------------------------------    -----------
BALANCE AT FEBRUARY 1, 1994       10,577,467        $106        $1,641       $29,247       $30,994

Net loss for the six-months
    ended July 31, 1994                                                       (4,470)       (4,470)

Preferred stock dividend
    requirements                                                              (1,200)       (1,200)
                                  --------------------------------------------------       -------
BALANCE AT JULY 31, 1994          10,577,467        $106        $1,641       $23,577       $25,324
                                  ==================================================       =======

For the six-months
     ended July 31, 1995
---------------------------
BALANCE AT FEBRUARY 1, 1995       10,577,392        $106        $1,641       $32,612       $34,359

Net loss for the six-months
    ended July 31, 1995                                                      (14,147)      (14,147)

Preferred stock dividend
    requirements                                                              (1,200)       (1,200)

Preferred stock accretion                                                       (150)         (150)
                                  --------------------------------------------------       -------
BALANCE AT JULY 31, 1995          10,577,392        $106        $1,641       $17,115       $18,862
                                  ==================================================       =======

         See accompanying notes to consolidated financial statements

                                   5 of 15

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six-months ended July 31,
                             (Dollars in thousands)

                                                                       1995             1994
                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before preferred dividends                                ($14,147)         ($4,470)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
  Depreciation and amortization                                         8,746            7,467
  Stock compensation expense                                              990            1,236
  Other non-cash items                                                  1,811            2,195
  Change in assets and liabilities
            Merchandise inventory                                      45,125           (6,738)
            Other assets                                                3,747            7,822
            Accounts payable                                            9,400           (1,388)
            Accrued liabilities                                       (17,066)         (26,572)
            Reserve for store closings                                 (5,746)         (27,262)
            Deferred service contract revenue                         (13,621)          13,574
            Other liabilities                                          (7,944)          (9,499)
                                                                      -------          -------
                   NET CASH PROVIDED BY (USED FOR)
                    OPERATING ACTIVITIES                                11,295          (43,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (739)          (8,852)
                                                                      -------          -------
                   NET CASH (USED FOR) INVESTING ACTIVITIES              (739)          (8,852)
                                                                      -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term obligations                                   4,879           46,578
  Payments of long term obligations                                   (20,654)            (197)
  Preferred stock dividends                                            (1,200)          (1,200)
                                                                      -------          -------
                   NET CASH (USED FOR) PROVIDED BY
                     FINANCING ACTIVITIES                             (16,975)          45,181
                                                                      -------          -------
                   NET (DECREASE) INCREASE IN CASH
                     AND CASH EQUIVALENTS                              (6,419)          (7,306)
Cash and cash equivalents at beginning of period                       13,787           16,805

Cash and cash equivalents at end of period                             $7,368           $9,499
                                                                      =======          =======





          See accompanying notes to consolidated financial statements

                                    6 of 15

                                 FRETTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements, which include Fretter, Inc. and its wholly owned subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair statement of financial position as of July 31, 1995 and the results of operations, and cash flows for the six months ended July 31, 1995 and 1994; all of which adjustments, except as otherwise stated in these notes, are of a normal and recurring nature. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report on Form 10-K and Annual Report filed with the Securities and Exchange Commission on May 1, 1995.

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

4.  LONG-TERM OBLIGATIONS

         The Company maintains a revolving credit agreement with a commercial credit company which committed a maximum of $140.0 million to the Company for cash borrowings and letters of credit. Interest on amounts outstanding under this facility is calculated at 1.25% above the bank's prime rate. This facility



                                   7 of 15
expires on December 1, 1996. Borrowings under the credit agreement are secured by accounts receivable, personal property and inventory of the Company, as defined. At July 31, 1994 and July 31, 1995, there was $73.7 million and $66.9 million outstanding under the credit facility.

         Covenants of the above agreements require the Company to maintain minimum amounts of consolidated net worth, net income and interest coverage ratio, and limits the amounts for capital expenditures, debt service payments and additional indebtedness the Company may incur.

         As of July 31, 1995, the Company failed to meet the Interest Coverage Ratio Covenant and the Consolidated Book Net Worth covenant of such facility. The Company notified the agent operating the facility of the foregoing; the agent met with the constituent lenders and granted a waiver of such requirements through July 31, 1995. The Company has sought an extension of such waiver, however, given the performance of the Company, such waiver may not be granted. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its subsidiaries. The Company has reclassified the balance due under this facility of $66.9 million and related debt of $11.3 million as current liabilities in the accompanying balance sheet.

5.  EARNINGS PER SHARE

         Earnings per share are computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at July 31, 1995.




                                   8 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (SIX MONTHS ENDED JULY 31, 1995 AND 1994)


OVERVIEW

         The Company is a large volume specialty retailer of home entertainment products, consumer electronics and appliances. As of July 31, 1995, the Company operated 229 retail stores, 45 in Michigan, Ohio, Massachusetts and New Hampshire under the name Fretter; 138 under the name Silo in Arizona, California, Delaware, Illinois, Indiana, Nevada, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Texas, Utah and Washington, operated through DUS; 4 under the name YES! Your Electronics Superstore in New York, Baton Rouge and Louisiana; 23 in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company; and 19 automotive electronic retail stores in Michigan, Ohio and Indiana operated through Dash Concepts, a wholly-owned subsidiary of the Company. Due to the Company's inability to profitably operate its retail stores in the states of New York, California, Washington, Texas, Oregon and New Mexico, the Company began closing its retail stores in these states in late August, 1995. In addition, the Company has closed several unprofitable stores in the states of New Jersey, Illinois, Pennsylvania and Massachusetts. The total stores closed and currently scheduled to be closed equals 70, which will leave 159 operating stores. See "Store Closures" on page 13.

         On December 3, 1993, the Company issued 3,164,804 shares of common stock, 3,000,000 shares of Convertible Series A Preferred Stock and 1,500,000 shares of Series B Preferred Stock to Dixons America Holdings, Inc. ("DAH") in exchange for the outstanding shares of equity securities of Dixons U.S. Holdings, Inc. ("DUS"). As a result of this transaction, the Company owns and controls the business assets and operations of DUS. DAH subsequently transferred all of its shares in the Company to Dixons Overseas Investments Limited ("DOI"). The issued Preferred Stock calls for a $600,000.00 quarterly dividend payable on February 5, May 5, August 5 and November 5 of each year. With the knowledge of Dixons, given the Company's current financial status, the Company did not pay the August 5, 1995 dividend.

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

         As a result of and in connection with this acquisition, the Company closed a number of locations where there were overlapping and competing stores, low performing stores and duplicate facilities. As of fiscal year ended January 31, 1995, the Company had charged $31.9 million to a store closure reserve related to closing these facilities. The Company charged $5.7 million against the store closure reserve during the six months ended July 31, 1995. The Company is in the process of determining a store closure reserve relating to the 70 store closures already and to be implemented. The Company anticipates a range of $36 million to $48 million for this reserve. This reserve is established as a charge to the Company's income statement and a liability on the Company's balance sheet for the Company's upcoming third quarter financial statements.



                                   9 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (SIX MONTHS ENDED JULY 31, 1995 AND 1994)



CHANGES IN RESULTS OF OPERATIONS

Net Sales

         Net sales decreased in the three month period ended July 31, 1995 as compared to the three month period ended July 31, 1994 by $46.2 million (22.6%). Comparable store sales decreased $56.7 million (28.5%) from the same period last year.

         Net sales decreased in the six month period ended July 31, 1995 as compared to the six month period ended July 31, 1994 by $61.1 million (15.8%). Comparable store sales decreased $66.9 million (21.6%) for the six month period from the same period last year.

         Comparable store sales relates each store's sales in a current fiscal period to the same store's sales for the same period in the prior fiscal year. The comparable store sales calculation for the three month and six month periods ended July 31, 1995 reflects Fretter, Silo and Schmid stores; however, the Silo stores were phased into the Company's reporting systems in series over the first quarter of fiscal 1994 and its stores' sales for comparable stores sales purposes are counted only as of the month in which each store was placed on the Company's reporting systems.

         The decrease in total sales and comparable store sales for the three month and six month periods ended July 31, 1995 is primarily due to the intense competition within the Company's key markets and unfavorable economic conditions affecting the retail industry.




                                  10 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (SIX MONTHS ENDED JULY 31, 1995 AND 1994)


Cost of Goods Sold and Gross Profit

         Cost of goods sold decreased by $34.4 million (23.1%) and gross profit decreased $11.9 million (21.7%) in the three month period ended July 31, 1995 as compared to the three month period ended July 31, 1994. Gross profit as a percentage of net sales increased to 27.4% in the three month period ended July 31, 1995 from 27.0% in the three month period ended July 31, 1994.

         Cost of goods sold decreased by $47.5 million (16.9%) and gross profit decreased $13.6 million (13.0%) in the six month period ended July 31, 1995 as compared to the six month period ended July 31, 1994. Gross profit as a percentage of net sales increased to 28.0% in the six month period ended July 31, 1995 from 27.1% in the six month period ended July 31, 1994

         The increase in gross profit as a percentage of sales for the three month and six month periods ended July 31, 1995 is primarily attributable to improved merchandise mix and purchasing cost efficiencies due to the consolidation of DUS into the Company.

Operating Expenses

         Operating expenses comprise warehouse and delivery, selling and administrative expenses. Operating expenses decreased by $4.0 million (7.1%) in the three month period ended July 31, 1995 compared to the three month period ended July 31, 1994. As a percentage of net sales, operating expenses increased to 33.3% in the three month period ended July 31, 1995 from 27.8% in the three month period ended July 31, 1994.

         Operating expenses decreased by $7.4 million (6.6%) in the six month period ended July 31, 1995 compared to the six month period ended July 31, 1994. As a percentage of net sales, operating expenses increased to 32.3% in the six month period ended July 31, 1995 from 29.1% in the six month period ended July 31, 1994.

         The increase in operating expense as a percentage of net sales for the three month and six month periods ended July 31, 1995 is primarily attributable to an increase in store occupancy costs and amortization of goodwill resulting from the acquisition of DUS.

Interest And Other Income

         Interest and other income decreased $56,000 (2.9%) in the three month period ended July 31, 1995 compared to the three month period ended July 31, 1994. Interest and other income as a percentage of net sales for the three month periods ended July 31, 1995 and 1994 was 1.2% and 0.9%, respectively.




                                  11 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (SIX MONTHS ENDED JULY 31, 1995 AND 1994)


         Interest and other income decreased $817,000 (19.0%) in the six month period ended July 31, 1995 compared to the six month period ended July 31, 1994. Interest and other income as a percentage of net sales for the six month periods ended July 31, 1995 and 1994 was 1.1% and 1.1%, respectively.

         The decrease for the three month and six month periods ended July 31, 1995 is primarily due to the impact of increasing interest rates charged by the Company's account financier in relation to the interest rates payable by consumers; as well as the cost of the Company's customer financing promotions.

Interest Expense

         Interest expense increased $1.0 million (57.5%) in the three month period ended July 31, 1995 compared to the three month period ended July 31, 1994. Interest expense as a percentage of net sales for the three month periods ended July 31, 1995 and 1994 was 1.7% and .8%, respectively.

         Interest expense increased $2.2 million (68.5%) in the six month period ended July 31, 1995 compared to the six month period ended July 31, 1994. Interest expense as a percentage of net sales for the six month periods ended July 31, 1995 and 1994 was 1.7% and .8%, respectively.

         The increase in interest expense for the three month and six month periods ended July 31, 1995 as compared to the prior year is primarily due to the increased interest rates and borrowings on the Company's line of credit.

Income Taxes

         A tax benefit was recorded in the three month period ended April 30, 1995 in the amount of approximately $2.0 million. This benefit was reduced to $1.8 million in the three month period ended July 31, 1995 because prior year losses will utilize greater than anticipated pre-acquisition loss carryforwards.

Net Earnings Before Preferred Stock Dividend

         Due to the factors discussed above, net loss before preferred stock dividend increased $9.5 million from a net loss of $.9 million in the three month period ended July 31, 1994 to a net loss of $10.4 million in the three month period ended July 31, 1995.

         Due to the factors discussed above, net loss before preferred stock dividend increased $9.7 million from a net loss of $4.5 million in the six month period ended July 31, 1994 to a net loss of $14.1 million in the six month period ended July 31, 1995.




                                  12 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (SIX MONTHS ENDED JULY 31, 1995 AND 1994)


LIQUIDITY AND CAPITAL RESOURCES

Changes in Cash Flows

         The Company's primary needs for capital are to support its inventory, particularly during the Christmas Holiday season and in the summer months with the purchase of air conditioners. In addition, capital is required to fund new store openings and to remodel or relocate existing stores.

         Since February 1, 1995, cash and cash equivalents decreased $6.4 million, primarily attributable to net cash used for operating activities.

         Net cash provided by operating activities of $11.3 million resulted primarily from a decrease in inventory of $45.1 million offset by a decrease in liabilities.

Store Closure

         Beginning in early August, 1995, the Company instituted a program to close not less than 70 stores of which 58 were closed as of September 18, 1995. These closings include 51 stores which were acquired as part of the acquisition of DUS and represent the closing of some geographic market segments as well as individual stores within certain markets. As a result of these closings, the Company will establish a store closure reserve to cover estimated lease disposition and occupancy costs, fixed asset write-offs, employee severance and related costs, inventory write-downs, freight and other direct costs. The Company estimates that a one time restructuring charge to be recorded in the third quarter for these costs will range between $36 million and $48 million. This estimate may be revised as additional facts and information are determined.

General

         The Company is actively reviewing the profitability of all markets and stores. In addition, alternative approaches and Plans are being considered because of the Company's deteriorating liquidity. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its subsidiaries.




                                    13 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (THREE MONTHS ENDED JULY 31, 1995 AND 1994)

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

Item 2.  Changes in Securities

         None

Item 3.  Default upon Senior Securities

         As of July 31, 1995, the Company failed to meet the Interest Coverage Ratio Covenant and the Consolidated Book Net Worth covenant of its Senior Indebtedness to BT Commercial Corporation, agent for constituent lenders under the Company's $140 million Revolving Credit Agreement. The Company notified the agent operating the facility of the foregoing; the agent met with the constituent lenders and granted a waiver of such requirements through July 31, 1995. The Company has sought an additional extension of such waiver, however, given the performance of the Company, such waiver may not be granted. Default under such Senior Indebtedness could result in defaults being declared in the Company's other credit facilities. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits




                                  14 of 15

                    PART I. ITEM 2. FINANCIAL INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (THREE MONTHS ENDED JULY 31, 1995 AND 1994)


                 27. Selected Financial Data Schedule per Item 601(c)(1)(ii) of Regulation S-K.

         b.      Reports on Form 8-K

                 None
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FRETTER, INC.
                                        Registrant


Date:  September 19, 1995
                                        By: /s/ John Hurley
                                            --------------------------
                                            John Hurley
                                            Chief Executive Officer


Date:  September 19, 1995
                                        By: /s/ J. Michael McLean
                                            --------------------------
                                            J. Michael McLean
                                            Chief Accounting Officer



                                  15 of 15

                                Exhibit Index


Exhibit No.              Description                    Page No.
-----------              -----------                    --------
Ex-27                    Financial Data Schedule