Form 10-Q
period 1995-10-31
FRETTER INC
filed 1995-12-20
CIK 790815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1995
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X_    No ___

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Shares outstanding as of December 14, 1995
                    -----                         ----------------------------------------------
           Common Stock, $.01 par value                         10,577,392


                                 FRETTER, INC.
                                     INDEX

                                                                                              Page No.

Form 10-Q Cover Page                                                                             1

Form 10-Q Index                                                                                  2

Part I.   Financial Information:

                 Item 1.  Financial Statements

                              Consolidated Balance Sheets                                        3

                              Consolidated Statements of Earnings                                4

                              Consolidated Statements of
                              Shareholders' Equity                                               5

                              Consolidated Statements of Cash Flow                               6

                              Notes to Consolidated Financial
                              Statements                                                         7-9

                 Item 2.  Management's Discussion and Analysis
                              of Financial Condition and
                              Results of Operations                                              10-14

Part II.  Other Information

                 Item 1-6.                                                                       15-16

Signatures                                                                                       17





                                    2 of 17

                                 FRETTER, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     For the nine months ended October 31,
                   (Dollars in thousands, except share data)

                                         Three-months ended October 31,  Nine-months ended October 31
                                               1995          1994           1995          1994
                                            ----------    ----------    ----------    ----------

Net sales                                     $134,173      $202,377      $458,708      $587,989
Cost of goods sold                             139,963       148,300       373,611       429,417
                                            ----------    ----------    ----------    ----------
Gross profit                                    (5,790)       54,077        85,097       158,572
                                            ----------    ----------    ----------    ----------
Operating expenses
   Selling                                      30,624        39,831       105,548       122,256
   Warehouse and delivery                        5,980         7,358        18,793        20,208
   Administrative                                8,540         6,763        25,663        23,761
   Goodwill write-off                           82,317                      82,317
   Restructuring charge                         55,123                      55,123
                                            ----------    ----------    ----------    ----------
                                               182,584        53,952       287,444       166,225
                                            ----------    ----------    ----------    ----------
Other income (expense)
   Interest and other                            1,427           932         4,919         5,241
   Interest expense                             (1,939)       (2,911)       (7,405)       (6,155)
                                            ----------    ----------    ----------    ----------
                                                  (512)       (1,979)       (2,486)         (914)
                                            ----------    ----------    ----------    ----------
Loss before income taxes                      (188,886)       (1,854)     (204,833)       (8,567)
Income taxes  (benefit)                                         (723)       (1,800)       (2,966)
                                            ----------    ----------    ----------    ----------
      Net loss before preferred dividend      (188,886)       (1,131)     (203,033)       (5,601)

Preferred stock dividend requirements              608           600         1,808         1,800
                                            ----------    ----------    ----------    ----------
     Net loss available for common
       shareholders                          ($189,494)      ($1,731)    ($204,841)      ($7,401)
                                            ==========    ==========    ==========    ==========
Weighted average number of common shares    10,577,392    10,577,497    10,577,392    10,577,497
                                            ==========    ==========    ==========    ==========
     Net loss per common share                 ($17.92)       ($0.16)      ($19.37)       ($0.70)
                                            ==========    ==========    ==========    ==========

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine-months ended October 31,
                             (Dollars in thousands)

                                                      1995             1994
                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before preferred dividends               ($203,033)         ($5,601)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
  Goodwill write-off                                   82,317
  Store closure provision (non-cash)                   49,993
  Depreciation and amortization                        12,698           11,623
  Stock compensation expense                            1,484            1,484
  Other non-cash items                                  3,810            3,133
  Change in assets and liabilities
            Merchandise inventory                     161,594          (33,484)
            Other assets                               14,318           (8,115)
            Accounts payable                             (142)          (1,844)
            Accrued liabilities                       (33,544)         (38,519)
            Reserve for store closings                 (6,984)         (25,826)
            Deferred service contract revenue         (19,536)          18,877
            Other liabilities                          (8,939)         (14,531)
                                                    ---------        ---------
              NET CASH PROVIDED BY (USED FOR)
                OPERATING ACTIVITIES                   54,036          (92,803)
                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (1,101)         (10,672)
                                                    ---------        ---------
             NET CASH (USED FOR) INVESTING
               ACTIVITIES                              (1,101)         (10,672)
                                                    ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments)  from long term
    obligations                                       (64,564)          91,063
  Preferred stock dividends                            (1,200)
                                                    ---------        ---------
             NET CASH (USED FOR) PROVIDED BY
                 FINANCING ACTIVITIES                 (65,764)          91,063
                                                    ---------        ---------
             NET (DECREASE) IN CASH AND
                 CASH EQUIVALENTS                     (12,829)         (12,412)
Cash and cash equivalents at beginning of period       13,787           16,805
                                                    ---------        ---------
Cash and cash equivalents at end of period               $958           $4,393
                                                    =========        =========



                         PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS
                                 FRETTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

       ASSETS                                                    October 31,             January 31,
                                                                     1995                    1995
                                                               -----------------       -----------------
Current Assets
    Cash and cash equivalents                                               $958                 $13,787
    Accounts receivable                                                   14,129                  24,058
    Merchandise inventory                                                 43,490                 207,066
    Prepaid expenses                                                       3,818                   4,926
    Deferred commissions                                                   3,750                   4,872
                                                               -----------------       -----------------
         Total current assets                                             66,145                 254,709

Property and equipment, net                                               82,594                 111,985
Goodwill, net                                                              3,187                  87,809
Other assets                                                               6,068                   6,991
Deferred commissions                                                       4,516                   7,114
                                                               -----------------       -----------------
                                                                        $162,510                $468,608
                                                               =================       =================

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term obligations                             $44,241                  $4,601
    Accounts payable                                                      49,349                  49,491
    Current portion of deferred service contract revenue                  18,991                  24,933
    Accrued liabilities                                                   42,769                  73,021
    Reserve for store closings                                            40,242                   7,881
    Income taxes payable                                                     423                   2,143
                                                               -----------------       -----------------
         Total current liabilities                                       196,015                 162,070

Long-term obligations                                                        957                 105,161
Other noncurrent liabilities                                               8,975                  26,008
Deferred service contract revenue                                         22,576                  36,169
Employee benefit obligations                                              63,669                  64,041
                                                               -----------------       -----------------
         Total liabilities                                               292,192                 393,449
                                                               -----------------       -----------------
Redeemable preferred stock                                                41,025                  40,800
                                                               -----------------       -----------------
Shareholders' Equity
    Preferred stock-authorized, 5,000,000 shares of $.01 par
      value; issued; none
    Common stock-authorized, 50,000,000 shares $.01 par
      value; issued, 10,577,392 shares at
     October 31, 1995 and January 31, 1995, respectively                     106                     106
    Additional contributed capital                                         1,641                   1,641
    Retained earnings                                                   (172,454)                 32,612
                                                               -----------------       -----------------
                                                                        (170,707)                 34,359
                                                               -----------------       -----------------
                                                                        $162,510                $468,608
                                                               =================       =================


                                 FRETTER, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the nine months ended October 31, 1994 and 1995
                   (Dollars in thousands, except share data)

                                          Common Stock        Additional
For the nine-months                ------------------------   Contributed     Retained
    ended October 31, 1994           Shares      $0.01 par      Capital       earnings       Total
                                   ----------    -----------  ------------   ----------    ----------

BALANCE AT FEBRUARY 1, 1994        10,577,467          $106        $1,641       $29,247       $30,994

Net loss for the nine months
    ended October 31, 1994                                                       (5,601)       (5,601)
Preferred Stock Dividend
    requirements                                                                 (1,800)       (1,800)
BALANCE AT OCTOBER 31, 1994        10,577,467          $106        $1,641       $21,846       $23,593
                                   ==========    ==========   ===========    ==========    ==========
For the nine months
     ended October 31, 1995

BALANCE AT FEBRUARY 1, 1995        10,577,392          $106        $1,641       $32,612       $34,359

Net loss for the nine months
    ended October 31, 1995                                                     (203,033)     (203,033)

Preferred stock dividend
    requirements                                                                 (1,808)       (1,808)

Preferred stock accretion                                                          (225)         (225)
                                   ----------    ----------   -----------    ----------    ----------
Balance at October 31, 1995        10,577,392          $106        $1,641     ($172,454)    ($170,707)
                                   ==========    ==========   ===========    ==========    ==========




                                    6 of 17

                                 FRETTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements, which include Fretter, Inc. and its wholly owned subsidiaries ("Company") have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair statement of financial position as of October 31, 1995 and the results of operations, and cash flows for the nine months ended October 31, 1995 and 1994; all of which adjustments, except as otherwise stated in these notes, are of a normal and recurring nature. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report on Form 10-K and Annual Report filed with the Securities and Exchange Commission on May 1, 1995.

         On December 4, 1995, Dixons U.S. Holdings, Inc. ("DUS"), a wholly owned subsidiary of Fretter, Inc. and each of the subsidiaries of DUS filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. At the time of the filing of the petitions, the companies included in the bankruptcy petitions had substantially ceased all business operations.
Fretter, Inc. and its other subsidiaries have not sought bankruptcy protection.

2.  STORE CLOSURE PROVISION

         The Company instituted a program to close unprofitable stores in several geographic markets. As of October 31, 1995, the Company has closed 179 stores including 150 stores operated by DUS and subsidiaries of DUS. During November, 1995, the Company closed another 13 stores. A charge of $55.1 million has been recorded in the accompanying financial statements to reflect lease disposition costs, estimated losses from the disposal of fixed assets and employee termination and other costs.

3.  GOODWILL

         The acquisition of DUS was accounted for using the purchase method which included recording the excess of the purchase price over the fair value of net assets acquired as goodwill. Due to the store closures of DUS, the entire unamortized portion of goodwill was written off as of October 31, 1995.

4.  SERVICE CONTRACTS

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





                                    7 of 17

The Company records the sale of these contracts as a component of net sales, records the amount payable to the third party as a component of cost of goods sold and records salesperson commissions as a component of selling expense at the time of sale to its customers.

         Effective with the acquisition of Dixons U.S. Holdings, Inc. ("DUS") on December 3, 1993, the Company recorded a liability for the estimated costs of servicing contracts of DUS which existed at the acquisition date. No revenue or costs associated with these acquired contracts will be recognized. The current and non-current portions of the liability are included in accrued liabilities and other non-current liabilities, respectively.

5.  SEASONALITY

         Due to the seasonality of the Company's business, interim results of operations are not necessarily indicative of the results for any other interim period or the results of operations for the full year.

6.  LONG-TERM OBLIGATIONS

         The Company maintains a revolving credit agreement with a commercial credit company. As of October 31, 1995, the Company failed to meet the Interest Coverage Ratio Covenant and the Consolidated Book Net Worth covenant of such facility. On November 1, 1995 this agreement was amended and restated principally to decrease the maximum credit to $50.0 million, revise the borrowing availability formulas and eliminate the covenants except for the Interest Coverage Ratio. In addition, the lender waived the Interest Coverage Ratio Covenant default that existed at October 31, 1995. Interest on amounts outstanding under this facility is calculated at 1.25% above the bank's prime rate. This facility expires on December 1, 1996. Borrowings under the credit agreement are secured by accounts receivable, personal property and inventory of the Company, as defined. At October 31, 1995 and January 31, 1995, there was $16.6 million and $82.9 million outstanding under the credit facility.

         On October 31, 1995 the maximum availability under this agreement was $140 million and covenants required the Company to maintain minimum amounts of consolidated net worth, net income and interest coverage ratio, and limits the amounts for capital expenditures, debt service payments and additional indebtedness the Company may incur. As indicated above, the maximum availability was reduced to $50 million as of November 1, 1995. The Company also maintains a loan agreement with an independent credit organization to finance certain of its merchandise purchases and another with a bank to finance capital expenditures. Borrowings outstanding under these agreements totaled $27.6 million and $21.6 million as of October 31, 1995 and January 31, 1995, respectively. As of October 31, 1995, the Company failed to meet the minimum net worth requirement and payment terms of these facilities. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries.

         The Company has reclassified the balance due under all of these financing agreements, totaling $44.2 million as current liabilities in the accompanying balance sheet due to the aforementioned defaults.





                                    8 of 17

7.  LOSS PER SHARE

         Earnings or loss per share is computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at October 31, 1995.





                                    9 of 17

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994)



OVERVIEW

         The Company is a large volume specialty retailer of home entertainment products, consumer electronics and appliances. As of October 31, 1995, the Company operated 63 retail stores, 42 in Michigan, Ohio, Massachusetts and Indiana under the name Fretter and 21 in Colorado, Montana and Wyoming operated through Fred Schmid Appliance & TV Co. ("Schmid"), a wholly-owned subsidiary of the Company. Due to the Company's inability to profitably operate its retail stores in the state of Massachusetts, the Company closed all thirteen of its retail stores in November, 1995. The Company has closed a total of 192 stores, including 150 stores operated by DUS and subsidiaries of DUS, and 19 stores operated by Fretter Auto Sound, Inc., d/b/a Dash Concepts; thus leaving 50 operating stores. See "Store Closures" on page 14.

         On December 3, 1993, the Company issued 3,164,804 shares of common stock, 3,000,000 shares of Convertible Series A Preferred Stock and 1,500,000 shares of Series B Preferred Stock to Dixons America Holdings, Inc. ("DAH") in exchange for the outstanding shares of equity securities of Dixons U.S. Holdings, Inc. ("DUS"). As a result of this transaction, the Company owns and controls the business assets and operations of DUS. DAH subsequently transferred all of its shares in the Company to Dixons Overseas Investments Limited ("DOI"). The ultimate parent company of DOI is Dixons Group plc ("Dixons") which (through certain subsidiaries), is the largest consumer electronics retailer in the United Kingdom and is a public limited company listed on London Stock Exchange. The issued Preferred Stock calls for a $600,000.00 quarterly dividend payable on February 5, May 5, August 5 and November 5 of each year. With the knowledge of Dixons, given the Company's current financial status, the Company did not pay the dividends due on August 5, 1995 and November 5, 1995.

         On December 4, 1995, DUS and all of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Prior thereto DUS and its subsidiaries had ceased substantially all business operations.


CHANGES IN RESULTS OF OPERATIONS

Net Sales

         Net sales decreased in the three month period ended October 31, 1995 as compared to the three month period ended October 31, 1994 by $68.2 million (33.7%). Comparable store sales decreased $29.3 million (45.1%) from the same period last year.

         Net sales decreased in the nine month period ended October 31, 1995 as compared to the nine month period ended October 31, 1994 by $129.3 million (22.0%). Comparable store sales decreased $51.1 million (27.1%) for the nine month period from the same period last year.

         Comparable store sales relates each store's sales in a current fiscal period to the same store's sales for the same period in the prior fiscal year. The comparable store sales calculation for the three month and




                                    10 of 17

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994)


nine month periods ended October 31, 1995 reflects Fretter and Schmid stores. The Silo stores were phased out of the Company's reporting systems as these stores were closed.

         The decrease in total sales and comparable store sales for the three month and nine month periods ended October 31, 1995 is primarily due to store closing and the intense competition within the Company's key markets and unfavorable economic conditions affecting the retail industry.

Cost of Goods Sold and Gross Profit

         Cost of goods sold decreased by $8.3 million (5.6%) and gross profit decreased $59.9 million (110.7%) in the three month period ended October 31, 1995 as compared to the three month period ended October 31, 1994. Gross profit as a percentage of net sales decreased to a negative 4.3% in the three month period ended October 31, 1995 from 26.7% in the three month period ended October 31, 1994. However, gross profit as a percentage of sales was 22.6% for the 50 operating stores for the three month period ended October 31, 1995.

         Cost of goods sold decreased by $55.8 million (13.0%) and gross profit decreased $73.5 million (46.3%) in the nine month period ended October 31, 1995 as compared to the nine month period ended October 31, 1994. Gross profit as a percentage of net sales decreased to 18.6% in the nine month period ended October 31, 1995 from 27.0% in the nine month period ended October 31, 1994.

         The decrease in gross profit as a percentage of sales for the three month and nine month periods ended October 31, 1995 is primarily due to discounting associated with inventory liquidation sales and sales to liquidators attributable to store closures.

Operating Expenses

         Operating expenses generally comprise warehouse and delivery, selling and administrative expenses. These operating expenses decreased by $8.8 million (16.3%) in the three month period ended October 31, 1995 compared to the three month period ended October 31, 1994. As a percentage of net sales, operating expenses increased to 33.6% in the three month period ended October 31, 1995 from 26.7% in the three month period ended October 31, 1994.

         Operating expenses decreased by $16.2 million (9.8%) in the nine month period ended October 31, 1995 compared to the nine month period ended October 31, 1994. As a percentage of net sales, operating expenses increased to 32.7% in the nine month period ended October 31, 1995 from 28.3% in the nine month period ended October 31, 1994.

         The increase in operating expense as a percentage of net sales for the three month and nine month periods ended October 31, 1995 is primarily attributable to an increase in store occupancy costs,





                                    11 of 17

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994)



amortization of goodwill resulting from the acquisition of DUS and expenses related to inventory liquidation.

         In addition, as a result of the store closures, the Company recorded a $55.1 million store closure charge as of October 31, 1995. Also, the Company wrote-off the remaining $82.3 million of goodwill initially recorded as part of the DUS acquisition.


Interest And Other Income

         Interest and other income increased $495,000 (53.1%) in the three month period ended October 31, 1995 compared to the three month period ended October 31, 1994. Interest and other income as a percentage of net sales for the three month periods ended October 31, 1995 and 1994 was 1.1% and 0.5%, respectively.

         Interest and other income decreased $322,000 (6.1%) in the nine month period ended October 31, 1995 compared to the nine month period ended October 31, 1994. Interest and other income as a percentage of net sales for the nine month periods ended October 31, 1995 and 1994 was 1.1% and 0.9%, respectively.

         The changes for the three month and nine month periods ended October 31, 1995 are primarily due to the impact of changing interest rates charged by the Company's account financier in relation to the interest rates payable by consumers; as well as the cost of the Company's customer financing promotions.

Interest Expense

         Interest expense decreased $1.0 million (33.4%) in the three month period ended October 31, 1995 compared to the three month period ended October 31, 1994. Interest expense as a percentage of net sales for the three month periods ended October 31, 1995 and 1994 was 1.4%.

         Interest expense increased $1.2 million (20.3%) in the nine month period ended October 31, 1995 compared to the nine month period ended October 31, 1994. Interest expense as a percentage of net sales for the nine month periods ended October 31, 1995 and 1994 was 1.6% and 1.0%, respectively.

         The decrease in interest expense for the three month period ended October 31, 1995 as compared to the prior year is primarily due to the decrease
in borrowings attributable to inventory reductions.    The increase in interest
expense for the nine month period ended October 31, 1995 as compared to the prior year is primarily due to increased interest rates and borrowings in the first nine months offset by current lower borrowing levels.





                                    12 of 17

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994)





Income Taxes

         A tax benefit was recorded in the three month period ended April 30, 1995 in the amount of approximately $2.0 million. This benefit was reduced to $1.8 million in the three month period ended July 31, 1995 because prior year losses will utilize greater than anticipated pre-acquisition loss carryforwards.

Net Earnings Before Preferred Stock Dividend

         Due to the factors discussed above, net loss before preferred stock dividend increased $187.8 million from a net loss of $1.1 million in the three month period ended October 31, 1994 to a net loss of $188.9 million in the three month period ended October 31, 1995.

         Due to the factors discussed above, net loss before preferred stock dividend increased $197.4 million from a net loss of $5.6 million in the nine month period ended October 31, 1994 to a net loss of $203.0 million in the nine month period ended October 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for capital are to support its inventory, particularly during the Christmas Holiday season and in the summer months with the purchase of air conditioners. In addition, capital is required to fund new store development and to remodel or relocate existing stores.

         On November 1, 1995 the Company executed an amendment to its revolving credit agreement with a commercial credit company to waive then existing defaults, increase the borrowing base formula during the Christmas Holiday selling season, while decreasing the maximum amount available for cash borrowings and letters of credit. The Company believes that its liquidity position has been improved by this financing amendment in that it provides opportunity to provide desired inventory mix for the holiday season.

         The Company continually reviews the profitability of all markets and stores as well as alternative financial and marketing strategies. However, given the Company's financial performance, there can be no assurances that these financial strategies will be available for implementation.

         Since February 1, 1995, cash and cash equivalents decreased $12.8 million. Net cash provided by operating activities of $54.0 million resulted primarily from a reduction in inventory of $163.6 million offset by operating losses and decreases in liabilities. Net cash used for financing activities reflected debt reduction of $64.6 million and the payment of preferred stock dividends of $1.2 million. Net cash used for investing activities totaled $1.1 million for the purchase of property and equipment.




                                    13 of 17

                     PART I. ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994)



Store Closure

         As a result of the acquisition of DUS, the Company closed a number of locations where there were overlapping stores. As of fiscal year ended January 31, 1995 the Company had charged $31.9 million to a store closure reserve related to closing these facilities. The Company charged $3.8 million and $9.5 million against the store closure reserve during the three and nine month periods ended October 31, 1995, respectively.

         Beginning in early August, 1995, the Company instituted a program to close low performing stores. Including the stores closed in November, 1995, 192 stores have been closed this fiscal year and represent the closing of some geographic market segments as well as individual stores within certain markets. Of the 192 store closures, 150 such stores were operated by DUS and its subsidiaries; and 19 of such stores were operated by the Company's subsidiary Fretter Auto Sound Inc., d/b/a Dash Concepts. As a result of these closings, the Company has established a store closure reserve to cover estimated lease disposition and occupancy costs, fixed asset dispositions, employee severance and related costs and other direct costs. A $55.1 million restructuring charge has been recorded as of October 31, 1995 for these costs. This charge may be revised as additional facts and information are determined. Actual costs incurred as of October 31, 1995 totaled $18.2 million.

General

         The Company is actively reviewing the profitability of all markets and stores. In addition, alternative approaches and plans are being considered because of the Company's deteriorating liquidity. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries.





                                    14 of 17

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

Item 2.  Changes in Securities

         None

Item 3.  Default upon Senior Securities

         As of October 31, 1995, the Company failed to meet the Interest Coverage Ratio Covenant and the Consolidated Book Net Worth covenant of its Senior Indebtedness to BT Commercial Corporation, agent for constituent lenders under the Company's $140 million Revolving Credit Agreement. The Company notified the agent operating the facility of the foregoing; the agent met with the constituent lenders and granted a waiver of such requirements through October 31, 1995, and amended such credit agreement as of November 1, 1995 to, among other things, reduce the credit facility to $50 million. Default under such Senior Indebtedness resulted in defaults being declared in the Company's bank facility maintained for capital expenditures. The Company is also in default of its $25 million inventory finance agreement, thus allowing a draw event and concurrent default in its aforesaid bank facility. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits

                 27. Selected Financial Data Schedule per Item 601(c)(1)(ii) of Regulation S-K.





                                    15 of 17

         b.      Reports on Form 8-K

                 Form 8-K dated November 2, 1995 relating to Company's sale of $34.7 million in inventory and substantial cessation of business of the Company's subsidiary Dixons U.S. Holdings, Inc. and its subsidiaries.

                 Form 8-K dated December 12, 1995 relating to Chapter 11 Bankruptcy filing by the Company's subsidiary Dixons U.S. Holdings, Inc. and its subsidiaries.





                                    16 of 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FRETTER, INC.
                                Registrant


Date:  December 20, 1995        By: /s/ John Hurley
                                   ------------------------------------
                                        John Hurley
                                        Chief Executive Officer


Date:  December 20, 1995        By: /s/ J. Michael McLean
                                   ------------------------------------
                                        J. Michael McLean
                                        Chief Accounting Officer





                                    17 of 17

                                Exhibit Index
                                -------------


Exhibit Number                                                Description
--------------                                                -----------
     27                                                 Financial Data Schedule