Form 10-K405
period 1996-01-31
FRETTER INC
filed 1996-05-14
CIK 790815

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended January 31, 1996

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

                                 Yes   X      No
                                     -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 23, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $433,351, computed by reference to the closing sales price on such date as reported on NASDAQ OTC Bulletin Board.

     As of April 23, 1996, there were 10,577,388 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.


                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company was historically a large volume retailer of home entertainment
products, consumer electronics and appliances.    In March, 1990, with 57
retail stores in operation, the Company formed a subsidiary, Fretter Auto Sound, Inc., d/b/a/ Dash Concepts to sell at retail and install automobile accessories such as stereos, alarms and telephones. This subsidiary grew to 19 locations in 1995. However, because this subsidiary did not produce profits for the term of its existence, in 1995 this subsidiary and all of its retail locations ceased all business activities. While this subsidiary has not yet sought protection under the United States Bankruptcy Code, such action is likely in the near future.

     In September, 1991, the Company, through a wholly owned subsidiary, acquired the stock of Fred Schmid Appliance & T.V. Co. ("Schmid"), a 19 store chain engaged primarily in the State of Colorado, in substantially the same business as the Company. Schmid's stores ranged in size from 8,500 square feet to 25,000 square feet. Due to the intense competitive pressure in the industry, the movement of large national competitive retailers into Schmid's markets, which retailers utilize substantially larger store formats with greater breadth and depth of product selections, the profitability of Schmid's operation dwindled and, as of April 15, 1996, this subsidiary and all of its retail locations ceased all business activities. While this subsidiary has not yet sought protection under the United States Bankruptcy Code, such action is likely in the near future.

     In December, 1993, the Company acquired the stock of Dixons U.S. Holdings, Inc. ("DUS"), thus increasing the Company's then total stores, inclusive of Dash Concept stores, from 102 to 237-- after giving effect to store closures of the Company and its subsidiaries contemplated as part of the DUS acquisition. DUS stores operated through various subsidiaries under the trade names Silo and YES. The Silo and YES stores approximated the size of the Company's other stores and operated in many states from the East coast to the West coast of the United States. DUS had historically suffered substantial losses, which the Company believed could be reversed by implementing significant cost savings measures and improving product and advertising purchases. While the Company, as a whole, initially did achieve its goals of cost savings and improved purchasing to restore profitability, as with Schmid, due to intense competitive pressure in the industry, the movement of large national competitive retailers into DUS markets, which retailers utilize substantially larger store formats with greater breadth and depth of product selections, the profitability of DUS could not be sustained. Accordingly, beginning in the fall of 1995, DUS implemented a plan to exit unprofitable markets, and an intense effort was undertaken in concert with financial advisors and creditors rights counsel, to determine which, if any DUS markets could become profitable. DUS determined that no such markets could become profitable for the reasons stated and, as of December, 1995, DUS closed all of its store locations and on Dec. 4, 1995 filed for protection under Chapter 11 of the United States Bankruptcy Code. At the same time DUS began implementation of its plan to exit unprofitable markets, the Company implemented a plan to exit unprofitable markets in which Fretter stores operated, which unprofitability is attributable to the same reasons as set forth above with respect to Schmid and DUS. As of the date of this Annual Report, the Company has eliminated all of its markets except Metropolitan Detroit, Michigan in which it currently operates 10 retail stores. The Company is currently undertaking the process to liquidate its inventory with respect to its remaining 10 operating locations.

     The Company is concurrently attempting to control the myriad issues associated with the significant downsizing of its operations, the bankruptcy of its DUS subsidiary, the imminent bankruptcy of its Dash Concepts and Schmid subsidiaries, its reduced level of inventory, its inadequate remaining store base, resolution of creditor disputes and the resultant lack of liquidity necessary to meet a long term strategy to reverse its losses and restore profitability.

     The Company owns approximately 50 store and warehouse locations, including nine of the ten store locations from which it remains in operation. Substantially all of such real estate is pledged to a bank pursuant to a loan agreement expiring April 1, 1997 and calling for monthly payments of principal and interest as well as quarterly principal reductions. As the Company has exited markets, it has attempted to lease or sell its owned real estate, while resolving lease agreements with its various landlords in such markets.

     The Company is also exploring an alternative retail marketing concept which will involve between two and four stores in each market, as opposed to ten or more as currently exist for major markets, each of which will be quite large in relation both to existing Company stores and those of its major competitors. The ability of the Company to exploit this new retail concept is dependent upon a number of factors, including:

            -    The Company's determination of the
                 feasibility of such store format
            -    The ability of the Company to
                 reverse its current lack of liquidity
            -    The availability of long term
                 financing sources for inventory, fixtures, equipment and building improvements
            -    The ability of the Company to
                 relieve itself of ongoing real property lease obligations
            -    Favorable resolution of various
                 litigation matters-- principally involving the
                 DUS bankruptcy estate and its creditors, as well as the imminent bankruptcy of Schmid and Dash concepts.

     If the Company is unable to overcome the foregoing factors and develop the new store format, it will either restrict its business to the leasing and sale of its remaining portfolio of owned locations or seek protection under the United States Bankruptcy Code. In such a bankruptcy, the Company would either liquidate its remaining assets to partially repay its creditors or restructure its debts and thereby restrict its business for the foreseeable future to the leasing and sale of its portfolio of properties.

MARKETING STRATEGY

     The Company's marketing strategy was historically based upon building customer satisfaction by offering the lowest available prices in each market, a broad variety of name brand products, and the ability of customers to extend the term of manufacturers' product warranties by purchasing extended service agreements from or through the Company. Inasmuch as the Company has significantly restructured its retail operations and closed all except 10 of its retail stores, as discussed above, the following delineation of product and service groups are not indicative of the future.



                               PERCENTAGE OF TOTAL PRODUCT AND SERVICE SALES(1)
                                            FOR TWELVE MONTHS ENDED

                               Jan. 31, 1996  Jan. 31, 1995(2)  Jan. 31, 1994(3)
PRODUCT GROUP                  -------------  ----------------  ----------------
Video(4)....................       31.9%          35.2%             37.7%
Appliances(5)...............       37.1%          30.6%             30.7%
Audio(6)....................       10.9%          10.8%             15.2%
Personal Electronics(7).....       14.9%          17.3%             12.4%
Service Contracts(8)........        5.2%           6.1%              4.1%
                                  100.0%         100.0%            100.0%

- - ---------------
(1) Includes net sales, less credit card discounts and net increases to deferred service contract revenue.

(2) Reflects combined Company and DUS sales for all of fiscal year ended January 31, 1995.

(3) Reflects Company only sales prior to December 11, 1993, and Company and DUS (Silo) sales from December 11, 1993 through January 31, 1994.

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

(8) Extended Service Agreements by which the Company itself or through a third party insurer offers customers the ability to extend manufacturer warranties on products sold by the Company.

SUPPLIERS AND PURCHASING

     The Company has historically acquired its quality, brand name, nationally advertised merchandise directly from manufacturers and distributors. Closure of most of the Company's retail markets has resulted in a curtailment of most merchandise purchases. While not indicative of the future, the Company's top ten suppliers in the past fiscal year, in alphabetical order were General Electric, Hitachi, JVC, Maycor, Packard Bell, RCA, Sony, Toshiba, Whirlpool and Zenith. The size of the Company's total merchandise purchases has historically allowed it to acquire merchandise at a lower price than would be available to smaller retailers. Given the relatively few remaining retail stores now in operation by the Company, the historic volume buying discounts enjoyed by the Company which allowed it to offer low prices to its customers, are likely no longer available.

SEASONAL BUSINESS

     As with other retail businesses, the Company's net sales are substantially greater during the year end holiday season than during other periods of the year.

EMPLOYEES

     On May 10, 1996, the Company had 175 employees.

SERVICE MARKS

     While the Company and its subsidiaries possess various service marks associated with the Company's historic business, such service marks are no longer important to either the Company's remaining business or the potential new store format currently being considered.

COMPETITION

     The brand name home entertainment product, consumer electronic and appliance business is highly competitive, with price, broad product selection and a large exciting shopping experience being the principal competitive factors. This customer preference has rapidly developed leaving the Company's stores along with most regional and local retailers of like products at a competitive disadvantage to the largest national retailers who now offer substantially larger stores with a much broader selection of products and increasing product categories. In addition, retailers such as furniture stores, mass merchants and department stores, internet and cable television shopping services have all diminished the Company's market share. The foregoing forms the principal reasons for the Company's inability to achieve profits in its various markets, resulting in the various market closures discussed above.



ITEM 2. PROPERTIES

     As of the date of this Annual Report, excluding DUS, the Company owns approximately 50 properties and leases approximately 12 from others. Only one of such leased locations is in the Company's remaining market of Metropolitan
Detroit, Michigan.   As the Company has exited markets, it has endeavored to
seek suitable
arrangements with its landlords to dispose of its lease obligations, either through lease terminations or lease assignments. In addition, as the Company has exited markets it has attempted to sell or lease its formerly occupied locations. The ability of the Company to survive outside of the protection of the United States Bankruptcy Code is largely dependent upon its ability to successfully terminate or assign its remaining lease agreements and either sell or lease its remaining owned properties within the confines of its limited liquidity.



ITEM 3. LEGAL PROCEEDINGS

     Largely as a result of the DUS bankruptcy filed Dec. 4, 1995 (In Re:
Dixons U.S. Holdings, Inc., et. al., United States Bankruptcy Court, District of Delaware, Case No. 95-1577 (PJW), Jointly Administered), the Company is party to a substantial number of legal proceedings. Many creditors of DUS are seeking through such litigation to hold the Company liable for the debts of DUS under various legal theories by which such creditors believe that DUS and the Company should be treated as a single legal entity. The Company has aggressively defended such actions and has obtained a preliminary injunction in the DUS Bankruptcy Court against the prosecution of such claims by such
creditors.   Such preliminary injunction, however, does not preclude the prosecution of cases by such DUS creditors against the Company where such creditors' cases are characterized as direct claims against the Company as opposed to theories by which such creditors seek a determination that the Company and DUS should be treated as a single legal entity. Further, such preliminary injunction was issued based in part upon a representation by DUS to the DUS Bankruptcy Court that DUS itself is likely to bring an action against the Company seeking to hold the Company liable for the debts of DUS on various theories of consolidation.

     In the event the preliminary injunction issued in the DUS Bankruptcy Court is dissolved, it is unlikely that the Company will have adequate financial resources to fund the defense of all such lawsuits or adverse judgments, if any, rendered in such cases, which would likely result in the need for the Company to seek protection under the United States Bankruptcy Code. In addition, many creditors of DUS have characterized their claims against the Company as direct claims as opposed to single legal entity claims. Given the Company's lack of liquidity, the expenses of protracted litigation in such cases and adverse results in any several of such lawsuits would likely result in the need for the Company to seek protection under the United States Bankruptcy Code. Further, in the event DUS brings its own action against the Company as DUS has indicated to the DUS Bankruptcy Court is likely, while the Company would aggressively defend such action, an adverse ruling therein or the Company's determination that there would be a significant risk of an adverse ruling, each would likely result in a determination by the Company to itself seek the proection of the United States Bankruptcy Code.

     On April 26, 1996, Hilco Trading Company, Inc. and Garcel, Inc. filed a lawsuit against the Company and certain of its officers and employees (United States District Court, Northern District of Illinois, Eastern Division Case No. 96-2520) by which the Plaintiffs seek damages against the Company and other Defendants arising out of the Plaintiffs' purchase and liquidation of the Company's retail inventory in several markets in which the Company and DUS closed stores. The Plaintiffs' claim that the Company and other Defendants misled the Plaintiffs as to the quantity, quality and cost of such inventory. In their Complaint, Plaintiffs seek damages of forty-one million dollars, which includes treble damages under 18 U.S.C. Section 1964(c), although the
Plaintiffs' calculus of their damages is vague, at best.   The

Company denies liability to Plaintiffs and intends to aggressively defend the action. Given the vague recitation of the Plaintiffs' damages claim, it is not possible to determine the effect upon the Company in the unlikely event of a judgment adverse to the Company. However, given the Company's lack of liquidity, a significant adverse judgment will result in the need for the Company to seek protection under the United States Bankruptcy Code.

     The Travelers Insurance Company has provided the Company and its subsidiaries a modified paid loss liability insurance program collateralized by a letter of credit. The Company believes that each constituent subsidiary or parent entity forming the Company is responsible only for their own allocated premiums and losses. The Travelers believes that the liability is joint and several between the constituent entities. The Company has also objected to both the reserve and claims handling practices of the Travelers, which practices the Travelers believes suggests a liability of over two million dollars in excess of the collateral letter of credit posted by the Company.
The Company believes that more responsible claims handling and reserve practices would suggest a liability somewhat less than the collateral letter of credit. Neither the Travelers nor the Company has initiated litigation to resolve what liability, if any, the Company may have with respect to this liability insurance program. However, in the event litigation is commenced, given the Company's lack of liquidity, an adverse judgment that the Company's liability significantly exceeds the collateral letter of credit will result in the need for the Company to seek protection under the United States Bankruptcy Code.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low bid prices for the Company's Common Stock as quoted on the Nasdaq National Market System for the period from February 1, 1994 through August 18, 1995 and quoted on the Nasdaq SmallCap Market for the period from August 18, 1995 through January 31, 1996. Subsequent to August 18, 1995, the Company was moved to the Nasdaq SmallCap Market due to the Company not meeting the Nasdaq National Market's tangible asset requirement. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.



                                                       High          Low
          First Quarter        (2/1/94-4/30/94)        5 1/4         3 1/2

          Second Quarter       (5/1/94-7/31/94)        5 1/4         3 3/4

          Third Quarter        (8/1/94-10/31/94)       4 7/8         3 1/8

          Fourth Quarter       (11/1/94-1/31/95)       3 1/2         2 1/4
          ______________

          First Quarter        (2/1/95-4/30/95)        3 1/2         2 3/4

          Second Quarter       (5/1/95-7/31/95)        3 1/4         1 15/16

          Third Quarter        (8/1/95-10/31/95)       1 13/16       3/8

          Fourth Quarter       (11/1/95-1/31/96)       7/8           1/8

     On April 23, 1996 the last reported sales price of the Company's Common Stock on the Nasdaq OTC Bulletin Board was $.25 per share. As of April 23, 1996 there were approximately 737 record holders of the Company's Common Stock. On February 27, 1996, the Company's Common Stock was moved to the Nasdaq OTC Bulletin Board. This move was due to the Company not meeting the Nasdaq
SmallCap Market's capital and surplus requirements.   The Company does not
anticipate paying cash dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     Sale statistics for the three fiscal years ending January 31, 1996 are set forth in Item 7.


 (Dollar amounts in thousands except per share data)                       TWELVE MONTHS ENDED


                                                 Jan. 31,        Jan 31,         Jan 31.          Jan 31.       Jan 31.
                                                  1996(1)         1995          1994(4)          1993(3)        1992(2)
Net sales.................................      $ 502,317       $858,849        $545,508         $361,603       $292,698
Net (loss) earnings available for
common shareholders.......................      $(222,367)      $  3,665        $ (1,096)        $  5,719       $  4,003

(Loss) earnings per common share*.........      $  (21.02)      $    .35        $   (.14)        $    .77       $    .55

Total assets..............................      $ 101,514       $468,608        $456,802         $177,131       $164,431

Short-term obligations....................      $  48,459       $  4,601        $    590         $    534       $  1,577

Long-term obligations, less current
portion(5) ...............................      $  42,045       $145,961        $ 88,584         $ 40,939       $ 41,302
Shareholders' equity (deficit)............      $(188,308)      $ 34,359        $ 30,994         $ 64,019       $ 57,307
_______________

* Per share information has been restated to reflect the December 3, 1993 acquisition of the stock of DUS as if the transaction occurred as of the beginning of the respective periods.

(1) On December 4, 1995, DUS and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, the Company no longer accounts for DUS as a consolidated subsidiary effective December 4, 1995.

(2) Included in net loss and loss per common share at January 31, 1992 is a cumulative effect on prior years of a change in accounting principle for recognition of service contract revenue of $8.8 million and $1.20, respectively.

(3) Included in all selected financial data is the effect of the acquisition of Schmid which occurred September 30, 1991. Additionally, included in net earnings and earnings per common share is an extraordinary credit of $.8 million and $.10, respectively, related to the utilization of net operating loss carryforwards.

(4) Included in all selected financial data is the effect of the December 3, 1993 acquisition of DUS. For financial statement purposes, post-December 11, 1993 operations for DUS are included in January 31, 1994 data. Additionally, included in net loss and net loss per common share at January 31, 1994 is a gain related to the cumulative effect on the prior years of a change in accounting principle for accounting for income taxes of $2.8 million and $.35, respectively, a store closure provision of $4.0 million and $.50, respectively, and the write-off of deferred taxes of $8.1 million and $1.01, respectively.

(5) Long-term obligations, less current portion, includes redeemable preferred stock at January 31, 1996, 1995 and 1994.

The data reflected herein is not indicative of the Company's future financial condition or results of operations due, among other things, to the bankruptcy of DUS, the imminent bankruptcy of the Dash concepts and Schmid subsidiaries and the potential pursuit of an alternative retail marketing concept discussed elsewhere herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW. The discussion of results of operations and financial condition that follows is based upon the Company's consolidated financial statements. However, the results of operations and financial condition for the current year are not comparable to prior years due, in part, to the following reasons:

     1. Dixons U.S. Holdings, Inc. ("DUS") and all of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result, DUS was deconsolidated as of the December 4, 1995 bankruptcy filing date.

     2. Due to substantial operating losses the Company closed 203 stores
during the current fiscal year and operated 39 stores   as of January 31, 1996
compared to 237 and 242 stores as of January 31, 1995 and 1994, respectively. As of May 10, 1996, the Company operates 10 retail stores.

     3. As a result of these store closings, the Company incurred negative margins in all closed markets reflecting sales of inventory to third party liquidators.

     4. As a result of these store closings, the Company recorded a store closure charge ($67.5 million) to provide for lease disposition costs, fixed asset write-offs, employee termination and other costs, and the Company wrote off the unamortized portion of goodwill ($85.5 million).

     The following table sets forth the percentage relationship to net sales of certain items, shown in the Company's Consolidated Statement of Operations.



                                                        Year Ended January 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                         ----    ----    ----
Netsales.............................................   100.0%  100.0%  100.0%

Cost of goods sold...................................    81.4    73.4    74.6
                                                        -----   -----   -----
  Gross profit.......................................    18.6    26.6    25.4

Operating expenses...................................    63.3    25.0    23.7
                                                        -----   -----   -----
  Operating (Loss) profit............................   (44.7)    1.6    1.7

Interest and other income............................      .4      .5     .4

Interest expense.....................................    (1.8)   (1.1)   (.6)
                                                        -----   -----   -----
  (Loss) Earnings before income taxes, extraordinary
  gain and cumulative effect of a change in
  accounting principle...............................   (46.1)    1.0    1.5

Income taxes (benefit)...............................   (  .7)     .3    2.1
                                                        -----   -----   ----

                                                        Year Ended January 31,
                                                        ----------------------
                                                        1996    1995    1994
                                                        ----    ----    ----
  (Loss)  Earnings before extraordinary gains and
  cumulative effect of a change in accounting
  principle..........................................   (45.4)     .7    (.6)

Cumulative effect of change in accounting for income
taxes................................................       -       -     .5

Extraordinary gain on forgiveness of debt............     1.6       -      -
                                                        -----   -----  -----

  Net (Loss) earnings before preferred stock
  dividend...........................................   (43.8)     .7    (.1)

  Preferred stock dividend requirements..............     (.5)    (.3)   (.1)
                                                        -----   -----  -----

  Net (Loss) Earnings Available for Common
  Shareholders.......................................   (44.3)     .4    (.2)
                                                        =====   =====  =====


     NET SALES. Net sales decreased $356.5 million in fiscal year 1996 to $502.3 million from $858.8 million in fiscal year 1995. The decrease is due primarily to store closings and the intense competition in key markets and unfavorable economic conditions affecting the retail industry.

     COST OF GOODS SOLD. Cost of goods sold decreased by $221.5 million in fiscal year 1996 from fiscal year 1995 and gross profit decreased by $135.0 million due to the significant sales decrease. Gross profit as a percentage of sales decreased from 26.6% to 18.6%. These decreases are the result of discounting associated with inventory clearance sales and the sale of inventory in closed stores to third party liquidators. Losses from these sales approximated $3.0 million and $20 million respectively.

     Cost of goods sold and gross profit increased by $223.3 million and $90 million respectively in fiscal year 1995 over fiscal year 1994. These changes were due primarily to the acquisition of DUS.

     OPERATING EXPENSES. Operating expenses generally consist of selling, warehouse and delivery and administrative expenses. These operating expenses decreased by $49.4 million in fiscal year 1996 as compared to fiscal year 1995 due primarily to store closings.

     Also categorized as operating expenses are costs associated with store closings. Specifically, the Company recorded a store closure charge of $67.5 million to reflect lease disposition costs ($22.0 million), estimated losses from the disposal of fixed assets ($39.5 million), employee termination and other costs ($6.0 million). As a result of these charges, total operating expenses increased by $102.7 million in fiscal year 1996 compared to fiscal year 1995. Due to substantial operating losses and negative cash flows during the year and future projections, the Company determined that the carrying value of goodwill was impaired. Accordingly, during fiscal 1996, the Company recorded a charge of $85.5 million to write off the remaining unamortized goodwill balance.

     Operating expenses increased by $89.7 million in fiscal year 1995 as compared to fiscal year 1994. The increase is primarily attributable to an increase in store occupancy costs resulting from the acquisition of DUS and expenses associated with the closure of the DUS Philadelphia headquarters, consolidation from three to two regions, consolidation of warehouse operations and temporary duplicated labor expenses.

     INTEREST AND OTHER INCOME. Interest and other income decreased $3.0 million from fiscal year 1995 due to the effect of market interest rate charges compared to rates payable by customers. This amount increased $2.6 million in fiscal 1995 over fiscal 1994 due to an increase in private label credit card sales.

     INTEREST EXPENSE. Interest expense decreased $.7 million from fiscal 1995 as a result of lower debt levels due to store closings. For fiscal year 1995, interest expense increased $6.2 million due primarily to higher debt levels resulting from the acquisition of DUS.

     INCOME TAXES. For the fiscal years 1996 and 1995, the Company recorded estimated tax refunds of income taxes previously paid by Fretter of $3.4 million and $1.4 million respectively. The refunds are attributable to the carryback of net operating losses incurred by Fretter against prior year taxable income. There was no tax refund attributable to Silo losses.

     The effective tax rate for fiscal year 1995 is 29.2% and is primarily a result of recording the aforementioned carryback benefit of $1.4 million for Fretter's current year net operating loss, offset by the book deferred charge of approximately $3.9 million relating to the utilization of acquired tax attributes. The $3.9 million deferred charge offsets the Company's goodwill and does not represent an actual cash payment obligation nor does it affect the tax refund provision.

     In connection with the acquisition of DUS, the Company reviewed the carrying value of deferred tax assets. As a result of this review a valuation allowance was provided during fiscal year 1994.

     The Company will continue to file a consolidated federal income tax return including DUS. The consolidated group has approximately $438.3 million of net operating loss carryforwards (of which $431.4 million is allocable to DUS and $6.9 million is attributable to Fretter) which expire through the year 2010.

     No benefit for acquired net deferred tax assets or net operating loss carryforwards has been recognized in the statement of operations. As the acquired net deferred tax assets or net operating loss carryforwards are utilized, such amounts were to first reduce goodwill. Since goodwill is reduced to zero, future benefits, if any, will be included in income as a reduction of income tax expense.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING. The Company adopted Statement of Financial Accounting Standard No. 109 ("SFAS 109") "Accounting for Income Taxes," effective February 1, 1993. The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method recognizes the deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of the assets and liabilities.

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

     PREFERRED STOCK DIVIDEND REQUIREMENTS. At the time of and in connection with the acquisition of DUS, the Company issued to Dixons America Holdings, Inc. 3,000,000 shares of newly-created Convertible Preferred Stock, Series A, and 1,500,000 shares of newly-created Preferred Stock, Series B, each having a stated value of $10 per share, representing all authorized shares. Dividends on the Series A and Series B Preferred shares at an annual rate of 5% and 6%, respectively, are cumulative from the issue date and are payable quarterly. Dividend requirements were $2.425 million and $2.4 million for fiscal 1996 and 1995 respectively. The fiscal 1996 amount included additional dividends accrued because the Company did not pay the dividends due in August and November 1995.

     NET EARNINGS. Due to the factors discussed above, net earnings decreased to a loss of $222.4 million in fiscal year 1996 compared to net earnings of $3.7 million in fiscal year 1995. Net earnings increased $4.8 million in fiscal 1995 to net earnings of $3.7 million from a net loss of $1.1 million in fiscal 1994.

     LIQUIDITY AND CAPITAL RESOURCES. As previously discussed, the Company closed 203 stores since February 1, 1995 due to substantial operating losses caused by intense market competition and unfavorable conditions affecting the
retail industry.   As a result, the Company was unable to meet certain loan
covenants resulting in defaults. In response, the Company negotiated major changes in its financing agreements.

     In January 1996, the Company terminated its inventory financing agreement with an independent credit organization which resulted in a draw against a letter of credit issued by a commercial bank to repay the inventory financing agreement. As a result of the letter of credit draw, the Company amended its agreement with the commercial bank in March 1996 to provide for a modified payment plan requiring a systematic reduction of the outstanding balance until the new maturity date of April 1, 1997.

     The Company failed to meet the Interest Coverage covenant of its revolving credit facility with a commercial credit company. The Company amended this agreement in November 1995 to eliminate or modify certain covenants and reduce the line of credit from $140 million to $50 million. Such line of credit was subsequently reduced, by agreement, to $25 million. Availability under this line is determined by formulas based on inventories and receivables. As a result of store closings and inventory liquidations, availability is decreasing under this line and is sometimes limited. The Company has not met the Interest Coverage covenant as of January 31, 1996 causing a default in this agreement and the aforementioned commercial bank line of credit.

     Short term cash requirements are also met from the proceeds generated from the sale or rental of owned real estate. Property no longer needed for retail operations will be held for sale or rent depending on the best anticipated economic result. The accompanying Consolidated Balance Sheet includes liabilities for medical insurance, workman's compensation insurance and other expenses related to terminated employees of DUS. However, there is a possibility that some or all of the payment obligations for these liabilities may be borne solely by the Company. In fact, the Company has been obligated to fund medical payments subsequent to the Bankruptcy Petition. Additionally, there may be attempts by Silo creditors for payment by Fretter of obligations related to post-retirement benefits of a DUS subsidiary, costs associated with service contracts sold by DUS and some store operating and selling costs.
While these liabilities are also included in the Consolidated Balance Sheet, the Company believes the actual payment liability remains with DUS. In addition, the Company is involved in and anticipates a large number of lawsuits resulting from the store closing and the DUS Bankruptcy Petition (see Item 3, Legal Proceedings). The Company is not able to evaluate the effect of these developing matters. It is possible that the Company's cash flow or its financial condition could be materially affected by the unfavorable outcome of these liability and litigation issues.

     The Company continues to actively review alternatives as it relates to future operations including seeking relief under the U.S. Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries. These alternatives include re-entering the appliance and consumer electronics market through a new retail format, eliminating all operations except for managing the real estate portfolio on an ongoing basis, some combination of both or liquidation of the Company. The Company cannot reasonably predict nor give assurance regarding the outcome or success of these alternatives.
Additionally, the Company is reviewing sources and methods to acquire the necessary financing for both operations and capital expenditures. Alternatively, the Company has conducted an extensive analysis of its real estate and, in fact, has sold some buildings no longer used. However, no assurances can be given that the Company will be successful in implementing new retail concepts nor raising the requisite capital. Further, assuming that new retail methods are developed and capital is raised, there is no assurance that the Company will regain positive cash flows and profitable operations.



ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules of the Company filed herein are listed on the following index.

Index to Consolidated Financial Statements and Supplementary Data


     Report of Independent Accountants..............................  F-1
     Consolidated Balance Sheets....................................  F-2
     Consolidated Statements of Operations..........................  F-3
     Consolidated Statements of Shareholders' Equity................  F-4
     Consolidated Statements of Cash Flows..........................  F-5
     Notes to Consolidated Financial Statements.....................  F-6


     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         NAME         AGE                  POSITIONS

Ernest L. Grove, Jr.  71   Chairman of the Board of Directors and Director

John B. Hurley        56   President, Chief Executive Officer and
                           Director of the Company

Dale R. Campbell      39   Executive Vice President, Treasurer and
                           Director of the Company

Peter A. Dow          62   Director of the Company

Brian K. Friedman     39   Director of the Company, resigned May 10, 1996

Robert N. Shrager     47   Director of the Company, resigned May 10, 1996

Daniel Hourigan       48   Senior Vice President-Store Operations,
                           resigned April 15, 1996

Julian L. Potts       48   Senior Vice President-Advertising,
                           Merchandising and Marketing of the Company

Stuart G. Garson      40   Vice President, Secretary and General Counsel
                           of the Company

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

     Peter A. Dow has been a director of the Company since 1986. He is a retired Vice Chairman, President and Chief Operating Officer of Lintas:Campbell Ewald, an advertising agency.

     Brian K. Friedman was a director of the Company between 1994 and May 10, 1996. He was General Counsel of Silo, Inc. from 1989 to 1993.

     Robert N. Shrager was a director of the Company between 1994 and May 10, 1996. He has been Corporate Finance Director of Dixons Group plc since 1988.

     Daniel Hourigan resigned from the Company in April 1996. From February 1994 to April 1996 he held the position of Senior Vice President of Store Operations. Previous to that, since 1991, he held the same position at Silo, Inc., a subsidiary of Dixons US Holdings, Inc., which was acquired by the Company in December, 1993. Prior to joining Silo, Mr. Hourigan served as a director at Dixons Stores Group in England, and held senior positions in Operations, Property and Sales.

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

     The Audit Committee consists of Ernest L. Grove, Jr., Chairman, John B. Hurley, Peter A. Dow and Robert N. Shrager. Mr. Shrager resigned May 10, 1996. The Audit Committee met four times during the fiscal year. The Committee annually recommends for appointment by the Board of Directors the independent public accountants for the Company, receives and reviews audit reports submitted by the Company's independent public accountants and internal audit staff, reviews internal audit procedures and performs related functions.

     The Compensation Committee consists of Peter A. Dow, Chairman, Robert N. Shrager and Ernest L. Grove, Jr. Mr. Shrager resigned May 10, 1996. The Compensation Committee met two times during the fiscal year. The Committee reviews and recommends to the Board of Directors matters regarding compensation plans and arrangements with officers and directors of the Company. The Committee also functions as the option committee under the Company's 1986 Employee Stock Option Plan and the bonus committee under the Company's Bonus Plan described under the Compensation Committee Report on Executive Compensation below. In addition, a subcommittee of the Compensation Committee, Ernest L. Grove, Jr. and Peter A. Dow, functions as the Administrator of the Company's 1993 Long Term Incentive Plan.

     The Executive Committee consists of John B. Hurley, Ernest L. Grove, Jr. and Dale R. Campbell. The Executive Committee met two times during the fiscal year. The Executive Committee has the same power and authority as the Board in the management of the business and affairs of the Company, subject to certain limitations, but it meets only in the event that the entire Board is not available to act.

     The Company has no standing nominating committee. The Board of Directors held sixteen meetings and took action by written consent zero times during the fiscal year. Each director attended at least 75 percent of all of the meetings of the Board and of the committees upon which he served.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Certain parties are required to file under Section 16 of the Securities Exchange Act of 1934 reports of ownership and changes of ownership with the Securities and Exchange Commission, and to provide copies of such reports to
the Company.   Based solely on information provided to the Company by
individual directors and executive officers, the Company believes that during the preceding year all such filing requirements have been complied with.



ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation awarded to earned by or paid to the Company's Chief Executive Officer and the other four executive officers who were serving as such at the end of fiscal year 1996, for services rendered to the Company and its subsidiaries by such officers during fiscal year 1996. Also included is salary, bonus and option information for these people for fiscal years 1995 and 1994.

                           SUMMARY COMPENSATION TABLE



                                                              LONG TERM
                                                             COMPENSATION
                                                             ------------
                                 ANNUAL COMPENSATION            AWARDS
     NAME AND         --------------------------------       ------------      ALL OTHER
PRINCIPAL POSITION    YEAR     SALARY ($)    BONUS ($)        OPTIONS (#)    COMPENSATION ($)
- - ------------------    ----     ---------     ---------       ------------    ----------------
John B. Hurley        1996    $325,000     $        --              --       $      --
President and Chief   1995     325,000         675,000              --             500
Executive Officer     1994     325,000       1,125,000       1,785,000

Dale R. Campbell      1996     200,000         100,000              --              --
Executive Vice        1995     198,125          75,000         127,500             500
President             1994     155,000              --              --             500

                                                                LONG TERM
                                                               COMPENSATION
                                                               ------------
                                    ANNUAL COMPENSATION           AWARDS
     NAME AND           --------------------------------       ------------      ALL OTHER
PRINCIPAL POSITION      YEAR     SALARY ($)    BONUS ($)        OPTIONS (#)    COMPENSATION ($)
- - ------------------      ----     ---------     ---------       ------------    ----------------
Daniel C. Hourigan      1996     240,000         30,000                 --        23,840(1)
Senior Vice President-  1995     254,952             --            127,500               --
Store Operations        1994      23,996         50,000                 --               --

Julian L. Potts
Senior Vice President
- - - Advertising,          1996     200,000             --                 --               --
Merchandising and       1995     198,125         50,000            127,500              500
Marketing               1994     155,000             --                 --              500

Stuart G. Garson
Vice President,         1996     145,000         65,000                 --               --
Secretary and General   1995     143,750         65,000             75,000              500
Counsel                 1994     115,000             --                 --              500

- - ---------------
(1) This amount consists of moving expenses paid to Mr. Hourigan during the last fiscal year.


     On October 1, 1991, John B. Hurley and the Company entered into an employment agreement providing for, among other things, an annual salary of $325,000, subject to annual upward adjustments in the discretion of the Board, and various fringe benefits. In connection with the Silo acquisition in December 1993, this employment agreement was amended.

     Under this employment agreement, the Company granted Mr. Hurley options to acquire 800,000 shares of Common Stock. Of these 800,000 options, 200,000 were exercised during fiscal year 1993 at an exercise price of $.50 per share. The remaining 600,000 options were amended in connection with the Silo acquisition to become 306,000 options which are exercisable through October 1, 2001 for $.97 per share. Subject to certain other provisions of the employment agreement discussed below, all of the 306,000 options are exercisable as of the date of this Annual Report on Form 10-K.

     If an "Acceleration Event" occurs during the term of Mr. Hurley's employment agreement and the Company (or its successor) thereafter terminates Mr. Hurley's employment other than for "Cause" (as defined in the agreement), all then outstanding options granted him under the agreement would become immediately exercisable. The term "Acceleration Event" is defined in the agreement to include, among other things, (a) a merger in which the Company is not the survivor, (b) the sale of a majority of the Common Stock the result of which is to consolidate ownership of such stock in a single person or a group of persons acting in concert, (c) the sale of all of the Common Stock held by Unaffiliated Shareholders (as therein defined) the result of which is to consolidate the ownership of such stock in a single person or group, and (d) the conveyance of all or substantially all of the assets of the Company to another entity the ownership of which is not substantially similar to that of the Company prior to such conveyance.

     Under the terms of Mr. Hurley's employment agreement, Mr. Hurley was granted a bonus of $1,800,000. Mr. Hurley and the Company agreed to defer payment of portions of such bonus and are shown above as bonuses in years 1994-1995.

     In addition, Mr. Hurley's employment agreement may be terminated by the Company at any time, with or without Cause. If termination is for Cause, or if Mr. Hurley voluntarily terminates (other than under certain specified circumstances following an Acceleration Event), all then outstanding options granted to Mr. Hurley under the agreement would become void and no other obligations would be owed to him under the agreement. If termination is due to death or disability (as defined in the agreement), the Company would not be required to continue any salary or other benefits pursuant to the agreement, but all options then outstanding and exercisable would continue to be exercisable through January 31 of the next calendar year. Termination by the Company other than for Cause or voluntarily by Mr. Hurley under specified circumstances following an Acceleration Event would have no effect on the status of his then outstanding options. In addition, in either such case, salary payments would be required to continue until the earlier of (a) October 1, 2001 or (b) five years after the termination date.

     Further, Mr. Hurley may terminate his employment agreement if prior to December 3, 1996 either (a) Dixons American Holdings, Inc. ("DAH") (or its transferee) designates a majority of the members of the Company's Board of Directors or (b) an aggregate of 5% of the Common Stock or Series A Preferred Stock issued in the Silo Acquisition are transferred by DAH or an affiliate, to a party not an affiliate of DAH. If Mr. Hurley terminates the agreement in such event, he will be paid the lesser of (x) $1.625 million, or (y) the aggregate of all amounts which would be paid to him through the end of the term of the agreement. In addition, the stock options granted under his employment agreement, under the Company's 1993 Long Term Incentive Plan, and from Oliver
L. Fretter and Howard O. Fretter (see below), will accelerate and fully vest.

     Pursuant to option agreements amended in connection with the Silo acquisition, Mr. Hurley also holds options to purchase 408,000 shares of Common Stock from Oliver L. Fretter and options to purchase 204,000 shares of Common Stock from Howard O. Fretter, in each case at an exercise price of $.97 per share. Of these 612,000 options, 448,800 are presently vested and the balance will become vested on December 3, 1996, subject to acceleration as described above. The options expire on December 3, 1999.

OPTIONS GRANTED

     There were no options granted with respect to the individuals named in the Summary Compensation Table concerning option grants during the last fiscal year. No stock appreciation rights ("SARs") were granted during the last fiscal year.

OPTION EXERCISE AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to the individuals named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION/SAR VALUES(1)

                                                  Number of Securities
                                                 Underlying Unexercised        Value of Unexercised
                                                     Options/SARs at        In-The-Money Options/SARs at
                                                 Fiscal Year End (#)(1)       Fiscal Year End ($)(2)
                                                ------------------------   ----------------------------
                  Shares Acquired     Value                       Not                         Not
Name               on Exercise      Received    Exercisable   Exercisable   Exercisable    Exercisable
                       (#)             ($)
- - ----------------- ---------------   --------    -----------   -----------   -----------    ------------
John B. Hurley         --               --       1,893,800      809,200          --             --
Dale R. Campbell       --               --           2,550      127,500          --             --
Daniel Hourigan        --               --           --         127,500          --             --
Julian L. Potts        --               --           4,080      127,500          --             --
Stuart G. Garson       --               --           --          75,000          --             --


- - ---------------
NOTES

(1)   No SARs are outstanding.
(2)   No option were in-the-money at the end of the last fiscal year.

DIRECTORS' COMPENSATION

     Board members receive an annual fee of $18,000; the Chairman of the Board receives an annual fee of $40,000. The Board's committee chairmen each receive an additional annual fee of $2,400. In addition, each Director is paid $1,000 for each meeting attended, $1,000 for each committee meeting attended on a day other than the day of a Board meeting, and $500 for each committee meeting attended on the day of a Board meeting; plus, with respect to each meeting, reimbursement for reasonable out-of-pocket expenses. Robert N. Shrager has waived his right to receive any of the foregoing fees. Directors who are employees of the Company are not separately compensated for their services as directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors was established by the Board of Directors pursuant to the Company's By-Laws on June 18, 1986. The Committee consists of Peter A. Dow, Ernest L. Grove, Jr. and Robert N. Shrager. Mr. Shrager resigned May 10, 1996. The Compensation Committee is empowered to review and make recommendations to the Board of Directors of the Company with regard to compensation plans and arrangements with officers and directors of the Company (including, but not limited to, compensation, fringe benefits, stock incentive programs and contributions to the Company's profit sharing plans); to serve as the Option Committee under the 1986 Fretter, Inc. Employee Stock Option Plan; and to serve as the Bonus Committee under the 1988 Fretter, Inc. Bonus Plan. In addition, Messrs. Grove and Dow also serve as the Administrator of the Company's 1993 Long Term Incentive Plan.

     The overall objectives of the Company's executive compensation program are to (a) encourage the Company's executives to achieve performance of long term and fiscal year goals, (b) provide compensation that will attract and retain superior talent and reward initiative, innovation and industry, and (c) reward achievement of goals and recognize extraordinary efforts or undertakings. Accordingly, the Company's executive compensation is based on three components: base salary, annual incentive bonuses and long term incentives through stock options.

     During the fiscal year, the Compensation Committee did not recommend any raises in base salary for any executives, because the Compensation Committee, in its subjective discretion, did not deem such raises advisable. The salary of the Chief Executive Officer was set by contract entered into in a prior year, and therefore was not subject to review by the Compensation Committee during fiscal year 1996.

     Annual incentive bonuses are generally paid pursuant to the Company's 1988 Fretter, Inc. Bonus Plan. The Bonus Plan is administered by the Compensation Committee acting as the bonus committee under the Bonus Plan ("Bonus Committee"). The Bonus Plan provides for the establishment of an additional compensation fund available for bonuses for any taxable year (defined to correspond to the Company's fiscal year) of 15 percent of net income of the Company in excess of $4 million, up to a maximum fund of $1.5 million. As defined in the Bonus Plan, net income means the net income of the Company for the taxable year before the payment of or provision for bonus awards and any federal income taxes (but not other taxes) on the net income of the Company for such taxable year, and excluding gains or losses from the sale or other disposition of capital assets during such taxable year and any net operating loss carryforward. There is no requirement that any part of the additional compensation fund be awarded as bonuses for any taxable year and no part of the fund not awarded in one taxable year is carried forward to succeeding years.
To the extent funds are available for payment under the Plan, the Committee allocates all or a portion thereof among the Company's executives and other Company employees whom the Committee believes were responsible for the level of Company earnings achieved. In early Fiscal 1996, the Committee awarded bonuses under the Plan, based on prior year's profits. Bonuses paid to the executive officers are depicted in the Summary Compensation Table found above in Item 11 of this Annual Report on Form 10-K.

     Long term incentives for executives are created through utilization of the Company's 1993 Long Term Incentive Plan and 1986 Fretter, Inc. Employee Stock Option Plan (the "Option Plans"), approved by the shareholders of the Company in December 1993 and March 1986, respectively. An aggregate of

3,514,000 shares of the Company's Common Stock are authorized to be issued pursuant to the Option Plans.

     In view of the Compensation Committee's determination of the need to retain the Company's key executives during the period the Company attempts to reorganize its business affairs, in November 1995 the Compensation Committee recommended to and the Board of Directors of the Company approved severance agreements for Messrs. Campbell, Potts, Hourigan and Garson, described in this
Item 11. Such agreements provide for a severance payment equal to one year's current base salary should the Company terminate their employment; as well as a two part bonus payable in July and December 1996, each between 15% and 28% of their annual salary.

     In addition, the Compensation Committee recommended and the Board of Directors approved severance agreements for approximately ten other individuals, allowing for severance payments of between three and six months of their annual salaries and a bonus payable in July 1996 equal to between 10% and 20% of their annual salary. The Compensation Committee determined that it was vital to maintain continuity of management and operations to award the foregoing agreements in view of the tenuous future of the Company and the additional burdens placed on such individuals as the Company's business and number of employees contracts.

     The Option Plans are administered by the Compensation Committee or, as to the 1993 Plan, by a subcommittee thereof. No member of the administering committee is eligible to receive options under either Option Plan (or stock options or stock appreciation rights under any other plan which may be adopted in the future by the Company) while a member of the administering committee, nor may any member of the administering committee have been eligible for any of the foregoing at any time within one year prior to such member's appointment to the administering committee.

     By providing an exercise price equal to or exceeding the fair market price of the Company's Common Stock at the time of grant, executives are encouraged to achieve Company goals which create long term shareholder value and thus an increase in the price of the Company's Common Stock. The Committee awards incentive options among the Company's executives and other Company employees whom the Committee believes have in the past year or are expected to favorably address such long term objectives of the Company. In fiscal year 1996, a total of 7,500 options were granted to employees of which 6,500 are null and void due to employee terminations.

                       Peter A. Dow
                       Ernest L. Grove, Jr.
                       Robert N. Shrager

COMPANY PERFORMANCE

     The following graph depicts a five year comparison of cumulative total returns, assuming $100 was invested on January 31, 1991 and reinvestment of any dividends or distributions in (a) the Company's Common Stock, (b) the entire NASDAQ Stock Market (as a broad equity market index) and (c) the NASDAQ Retail Trade Stock Index (as a peer group index utilizing a published industry index).



        FRETTER, INC.      NASDAQ Stock Market       NASDAQ Retail Trade Stocks
  1/31/91         100.00                       100.00                    100.00
  1/31/92         100.00                       152.99                    174.61
  1/31/93          58.35                       173.01                    157.52
  1/31/94         109.91                       198.97                    169.47
  1/31/95          79.28                       189.75                    149.43
  1/31/96           7.21                       266.74                    170.95




                                   [GRAPH]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT


     The following table sets forth the names of those shareholders known to the Company to be the beneficial owners of more than five (5%) percent of the Company's outstanding Common Stock as of April 30, 1996, and the number of shares beneficially owned by all Officers and Directors of the Company as a group on that date.



                                 COMMON STOCK            PREFERRED STOCK
                           -----------------------   ----------------------
                            AMOUNT OF                 AMOUNT OF
 NAME AND ADDRESS OF       BENEFICIAL      PERCENT   BENEFICIAL     PERCENT
BENEFICIAL OWNER(1)         OWNERSHIP     OF CLASS    OWNERSHIP    OF CLASS
- - -------------------        ----------     --------   ----------    --------
Oliver L. Fretter
28833 Telegraph Road
Southfield, Michigan 48034  3,468,991(2)  32.8%(2)       -0-          -0-

Howard O. Fretter(3)
28833 Telegraph Road
Southfield, Michigan 48034  1,570,296(4)  14.8%(4)       -0-          -0-

John B. Hurley
12501 Grand River
Brighton, Michigan 48116    5,983,669(5)  54.9%(5)       -0-          -0-

Dixons Overseas                                       3,000,000       100%
Investments Limited(6)                                (Series A)
29 Farm Street                                        1,500,000       100%
London, W1X 7RO England     7,444,454(7)  50.1%(7)    (Series B)

(1) Except as otherwise noted, each of Messrs. Fretter and Hurley holds his shares of Common Stock in a revocable living trust under which, during his lifetime, he is the sole trustee and beneficiary.

(2) Includes 3,452,671 shares owned by Oliver L. Fretter and 16,320 shares held in irrevocable trusts for the benefit of his daughter and grandchildren.

(3)  Howard O. Fretter is the son of Oliver L. Fretter.

(4) Includes 1,558,056 shares owned by Howard O. Fretter and 12,240 shares held in an irrevocable trust for the benefit of his children. Does not include 100,000 shares held in other irrevocable trusts for the benefit of his children.

(5) Includes 5,135,207 shares owned by Oliver L. Fretter, Howard O. Fretter and certain trusts for the benefit of the children of Howard O. Fretter, over which John B. Hurley has voting power pursuant to a Shareholders Agreement dated November 30, 1993. Under that agreement, Mr. Hurley has also agreed to cast such votes, as long as the Fretter family holds in the aggregate at least 10% of the outstanding Common Stock, in all elections of directors, in such a way as to elect Oliver L. Fretter (or, if Oliver
     L. Fretter so chooses or is unable to serve, Howard O. Fretter) to the Board of Directors. Also under that agreement, Messrs. Fretter have agreed not to sell any Common Stock if as a result of that sale Mr. Hurley would then control the votes of less than 55% of the Common Stock outstanding (disregarding any shares held by Dixons America Holdings, Inc. or its affiliate). Included in the 5,135,207 shares are 1,638,800 shares which Mr. Hurley also may acquire pursuant to various options. The total number of shares held by Mr. Hurley (5,983,669) also includes 306,000 shares which Mr. Hurley may acquire from the Company upon the exercise of options pursuant to his employment agreement which are presently vested or will vest within sixty days after the date hereof, and 6,120 shares held by Mr. Hurley as custodian for the benefit of his children. Mr. Hurley's indicated holdings do not include any shares held by Dixons Overseas Investments Limited as to which certain voting arrangements exist. Percentage is based on 10,577,388 shares of Common Stock presently outstanding, plus 306,000 shares issuable upon the exercise of certain presently vested options. See footnote (7), below.

(6) Dixons Overseas Investments Limited ("Dixons Overseas") is a wholly-owned indirect subsidiary of Dixons Group plc, a United Kingdom based electronics retailer whose shares are traded on the London Stock Exchange.

(7) Consists of 3,164,804 shares of Common Stock presently held, together with the 4,279,650 shares of Common Stock into which the 3,000,000 shares of Series A Preferred Stock are presently convertible. Percentage is based on 10,577,388 shares of Common Stock presently outstanding, plus the 4,279,650 shares which would be outstanding if Dixons Overseas were to convert the 3,000,000 shares of Series A Preferred Stock it now holds. Pursuant to a Voting Agreement dated December 3, 1993 (as amended) between John B. Hurley and Dixons America Holdings, Inc. ("DAH"), the 3,164,804 shares of Common Stock held by Dixons Overseas (as long as it is beneficially owned by DAH or its affiliates) shall be voted in all elections of directors in direct proportion to the vote of all other holders of shares of Common Stock, until the earlier of December 3, 1996, or the conversion of more than 50% of the Series A Preferred Stock into Common Stock or the sale or disposition of more than 50% of the Series A Preferred Stock to a party other than an affiliate of DAH. Further, at the sole option of DAH and its affiliates and upon the conversion of more than 50% of the Series A Preferred Stock into Common Stock, (a) the Common Stock then owned by DAH and its affiliates shall be voted for the election of directors nominated by Mr. Hurley up to (i) the total number of directors, less (ii) one-half of the total number of directors, rounded up to the nearest whole number, minus one; and (b) the Common Stock owned by Mr. Hurley (or for which he has voting power) shall be voted for the election of directors nominated by DAH or its affiliates, up to one-half of the total number of directors, rounded up to the nearest whole number, minus one (inclusive of any directors to be elected by the holders of Series A Preferred Stock and Series B Preferred Stock). The voting agreements described in (a) and (b) above are revocable by DAH or its affiliates at any time, and by Mr. Hurley during such time as he does not have the power to elect a majority of the Board of Directors after giving effect to the foregoing agreements.


     The following table sets forth information as to each of the Directors and information as to beneficial ownership of Common Stock by each of the persons named in the Summary Compensation Table above and by all directors and executive officers of the Company as a group, in each case, based on data furnished by him or them. Except as indicated in the footnotes, each person has sole investment and voting power with respect to the shares shown.


                                                  SERVED
                                                   AS A      SHARES OF
                                                 DIRECTOR  COMMON STOCK
                          PRINCIPAL OCCUPATION    OF THE   BENEFICIALLY
NAME OF INDIVIDUAL OR      AND EMPLOYMENT FOR    COMPANY    OWNED AS OF  PERCENT
  IDENTITY OF GROUP    AGE  LAST FIVE YEARS       SINCE    MAY 1, 1996   OF CLASS
  -----------------    ---  ---------------       -----    -----------   --------
DIRECTORS

Ernest L. Grove, Jr.   71   Chairman of the       1987      1,000         *
                            Board of the
                            Company since
                            December 1993.
                            Retired Vice
                            Chairman of the
                            Board, Chief
                            Financial Officer
                            and Director of The
                            Detroit Edison
                            Company; Director
                            of Standard Federal
                            Bank; Trustee of
                            Cranbrook Funds.

Oliver L. Fretter      73   Chairman of the       1967      3,468,991     32.8%
                            Board of the
                            Company from 1985
                            to December 1993.

John B. Hurley         56   President of the      1978      5,983,669     54.9%
                            Company since 1985.

Dale R. Campbell       39   Executive Vice        1993       2,550(1)      *
                            President of the
                            Company since June
                            1989.  Prior
                            thereto he was
                            General Counsel of
                            the Company.

Peter A. Dow           62   Retired Vice          1986       510           *
                            Chairman, President
                            and Chief Operating
                            Officer of Lintas:
                            Campbell-Ewald, an
                            advertising agency.

Brian K. Friedman      39   General Counsel of    1994       --            *
                            Silo, Inc. from
                            1989 to 1993.
                            Resigned from Board
                            May 10, 1996.

                                                     SERVED
                                                      AS A      SHARES OF
                                                    DIRECTOR   COMMON STOCK
                             PRINCIPAL OCCUPATION    OF THE    BENEFICIALLY
NAME OF INDIVIDUAL OR        AND EMPLOYMENT FOR     COMPANY    OWNED AS OF    PERCENT
 IDENTITY OF GROUP     AGE   LAST FIVE YEARS         SINCE     MAY 1, 1996    OF CLASS
- - -----------------      ---   ------------------     --------   -----------    --------




Robert N. Shrager      47     Corporate Finance       1994         --            *
                              Director of Dixons
                              Group plc since
                              1988.  Resigned
                              from Board May 10,
                              1996.

NON DIRECTOR EXECUTIVE OFFICERS

Daniel Hourigan        48     Resigned April 15,       --          --            *
                              1996.  Senior Vice
                              President - Store
                              Operations from
                              February 1994 to
                              April 1996.  From
                              1991 to 1994,
                              Senior Vice
                              President at Silo,
                              Inc.

Julian L. Potts        48     Senior Vice               --       4,080(1)        *
                              President-Advertising,
                              Merchandising
                              and Marketing since
                              December 1993.
                              Previously, Senior
                              Vice
                              President-Sales,
                              Operations,
                              Marketing and
                              Market Development.

Stuart G. Garson       40     Vice President and        --         --            *
                              Secretary since
                              December 1993.
                              General Counsel
                              since November
                              1989.

All Executive Officers and Directors as a Group (ten persons)   5,995,889      55.0%

- - ---------------
*    less than 1%

(1) Represents shares of Common Stock which Messrs. Campbell and Potts have the right to acquire through the exercise of stock options within 60 days of May 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two Company properties (Mt. Clemens and Southfield) are owned by Oliver L. and Elma M. Fretter, wife of Oliver L. Fretter, and were leased to the Company pursuant to leases having 12-year terms. The aggregate rental payments to Oliver L. and Elma M. Fretter under these leases in fiscal year 1996 were $281,370. As of the date of this Annual Report on Form 10-K, both of these leases have been terminated.

     The Company's store in Flint, Michigan is owned and was leased to the Company by LEHO Co., a partnership in which Laura Fretter (50%) and Howard O. Fretter (50%) are partners, each being adult children of Oliver L. Fretter. This lease was terminated as of January 31, 1994, but continued on a month-to-month basis on the same economic terms. Rental payments under this lease in fiscal year 1996 were $84,000. The month-to-month agreement will terminate in May 1996.

     Pursuant to a Capital Contribution/Sale Agreement among the Company, John
B. Hurley and Oliver L. Fretter dated November 30, 1993, Mr. Fretter has agreed to contribute to the capital of the Company shares of Common Stock he owns, share for share to meet any exercises by Mr. Hurley of his option from the Company to acquire up to 1,785,000 shares of Common Stock. Mr. Hurley has agreed to pay Mr. Fretter $.97 for each share contributed to the Company by Mr. Fretter.



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

     (a) Reports on Form 8-K

Reports on Form 8-K

During the last quarter of the period covered by this report and the first quarter subsequent thereto, the Company filed three reports on Form 8-K dated November 2, 1995, December 12, 1995 and March 7, 1996, reporting the closing of the Silo stores and Company inventory attributable thereto; reporting the bankruptcy filing of Dixons U.S. Holdings, Inc. and its subsidiaries on December 4, 1995; and reporting the closing of the Company's Fred Schmid Appliance & T.V. Co. subsidiary stores, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1996                     FRETTER, INC.

                                       By: /s/ JOHN B. HURLEY
                                           -------------------------------------
                                           John B. Hurley
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                   TITLE                   DATE
- - ----                                   -----                   ----

/s/ ERNEST L. GROVE, JR.  Chairman of the Board of Directors  5/14/96
- - ------------------------
Ernest L. Grove, Jr.

/s/ JOHN B. HURLEY        President, Chief Executive          5/14/96
- - ------------------        Officer, Chief Financial Officer
John B. Hurley            and Director

/s/ DALE R. CAMPBELL      Executive Vice President,           5/14/96
- - --------------------      Treasurer and
Dale R. Campbell          Director

/s/ OLIVER L. FRETTER     Director                            5/14/96
- - ---------------------
Oliver L. Fretter

/s/ PETER A. DOW          Director                            5/14/96
- - ----------------
Peter A. Dow

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Fretter, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Fretter, Inc. and its subsidiaries at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 4 to the consolidated financial statements, the Company has suffered significant losses from operations, has significantly curtailed its operating activities, has a net working capital deficiency and has limited financing available all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

As discussed in Notes 1 and 2, the Company's wholly-owned subsidiary, Dixons U.S. Holdings, Inc. and its subsidiaries (DUS), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on December 4, 1995. Effective December 4, 1995, the Company no longer accounts for DUS as a consolidated subsidiary.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective February 1, 1993.

Price Waterhouse LLP

Detroit, Michigan
April 26, 1996

FRETTER, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
- - ------------------------------------------------------------------------------------------------------------
                                                                                        JANUARY 31,
                                                                                   1996             1995
ASSETS
Current assets
   Cash and cash equivalents                                                   $        809     $     13,787
   Accounts receivable, net                                                           5,508           24,058
   Merchandise inventory                                                             27,930          207,066
   Prepaid expenses and other                                                           796            4,926
   Deferred commissions                                                               2,074            4,872
   Refundable income taxes                                                              699
                                                                               ------------     ------------
     Total current assets                                                            37,816          254,709
Property and equipment, net                                                          60,123          111,985
Goodwill, net                                                                                         87,809
Other assets                                                                          1,471            6,991
Deferred commissions                                                                  2,104            7,114
                                                                               ------------     ------------
                                                                               $    101,514     $    468,608
                                                                               ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current portion of long-term obligations                                    $     48,459     $      4,601
   Accounts payable                                                                  10,681           49,491
   Current portion of deferred service contract revenue                              10,452           24,933
   Accrued liabilities                                                               22,071           73,021
   Reserve for store closings                                                         9,931            7,881
   Income taxes payable                                                                                2,143
                                                                               ------------     ------------
     Total current liabilities                                                      101,594          162,070
                                                                               ------------     ------------
Long-term obligations                                                                   945          105,161
                                                                               ------------     ------------
Other noncurrent liabilities                                                         --               26,008
                                                                               ------------     ------------
Deferred service contract revenue                                                    10,514           36,169
                                                                               ------------     ------------
Employee benefit obligations                                                         --               64,041
                                                                               ------------     ------------
Net liabilities of and advances to unconsolidated
 subsidiary (Note 2)                                                                135,669           --
                                                                               ------------     ------------
Redeemable preferred stock                                                           41,100           40,800
                                                                               ------------     ------------
Commitments and contingencies (Notes 2, 3, 4 and 12)                                 --               --
                                                                               ------------     ------------
Shareholders' equity (deficit)
   Preferred stock - authorized:  5,000,000 shares of
    $.01 par value; issued:  none
   Common stock - authorized:  50,000,000 shares of
    $.01 par value; issued:  10,577,392 shares at
    January 31, 1996 and 1995                                                           106              106
   Additional contributed capital                                                     1,641            1,641
   Retained (deficit) earnings                                                     (190,055)          32,612
                                                                               ------------     ------------
                                                                                   (188,308)          34,359
                                                                               ------------     ------------
                                                                               $    101,514     $    468,608
                                                                               ============     ============

See accompanying notes to consolidated financial statements.

FRETTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

- - ------------------------------------------------------------------------------------------------------------
                                                                             YEARS ENDED JANUARY 31,
                                                                       1996           1995          1994

Net revenue                                                        $    502,317   $   858,849    $   545,508
Cost of goods sold                                                      408,921       630,435        407,129
                                                                   ------------   ------------   -----------
     Gross profit                                                        93,396       228,414        138,379
                                                                   ------------   ------------   -----------
Operating expenses
   Selling                                                              114,306       168,041         94,619
   Warehouse and delivery                                                20,922        29,480         15,154
   Administrative                                                        27,213        14,363         15,133
   Goodwill amortization and write-off                                   87,809         3,138            423
   Store closure provision                                               67,485                        4,000
                                                                   ------------   ------------   -----------
                                                                        317,735       215,022        129,329
                                                                   ------------   ------------   -----------
Other income (expense)
   Interest income and other, net                                         1,887         4,894          2,275
   Interest expense                                                      (9,056)       (9,721)        (3,496)
                                                                   ------------   -----------    -----------
                                                                         (7,169)       (4,827)        (1,221)
                                                                   ------------   -----------    -----------
(Loss) earnings before income taxes, extraordinary gains
 and cumulative effect of change in accounting principle               (231,508)        8,565          7,829
Income tax (benefit) expense                                             (3,409)        2,500         11,281
                                                                   ------------   -----------    -----------
(Loss) earnings before extraordinary gains and cumulative
 effect of change in accounting principle                              (228,099)        6,065         (3,452)
Extraordinary gains on forgiveness of debt (Note 4)                       8,157
Cumulative effect of change in accounting for
 income taxes (Note 11)                                                                                2,756
                                                                   ------------   -----------    -----------
   Net (loss) earnings before preferred dividends                      (219,942)        6,065           (696)
Preferred stock dividend requirements                                     2,425         2,400            400
                                                                   ------------   -----------    -----------
   Net (loss) earnings (attributable to) available for
    common shareholders                                            $   (222,367)  $     3,665    $    (1,096)
                                                                   ============   ===========    ===========

Weighted average number of common shares                             10,577,392    10,577,430      7,918,676
                                                                   ============   ===========    ===========

(Loss) earnings per weighted average number of common shares:
   (Loss) earnings per common share before extraordinary
    gains and cumulative effect of change in accounting
    principle                                                        $   (21.79)      $   .35       $   (.49)
   Extraordinary gains on forgiveness of debt (Note 4)                      .77
   Cumulative effect of change in accounting
    for income taxes                                                                                     .35
                                                                     ----------       -------       --------
     Net (loss) earnings per common share                            $   (21.02)      $   .35       $   (.14)
                                                                     ==========       =======       ========
See accompanying notes to consolidated financial statements.



FRETTER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1994, 1995 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

- - ------------------------------------------------------------------------------------------------------------
                                              COMMON STOCK
                                        -------------------------
                                                                       ADDITIONAL
                                                        $0.01 PAR      CONTRIBUTED    RETAINED
                                          SHARES          VALUE          CAPITAL      EARNINGS       TOTAL

Balance at January 31, 1993             14,540,714       $  145        $  33,531    $    30,343    $  64,019
Net loss for the year ended
 January 31, 1994                                                                          (696)        (696)
Common stock issued for exercise
 of stock options                            6,929                            28                          28
Common stock redeemed                      (13,010)
Common stock cash
 distribution (Note 10)                 (7,121,970)         (71)         (43,533)                    (43,604)
Common stock issued for
 the acquisition of Dixons
 U.S. Holdings, Inc. (Note 2)            3,164,804           32           11,615                      11,647
Preferred stock dividend requirements                                                      (400)        (400)
                                      ------------       ------        ---------    -----------    ---------
Balance at January 31, 1994             10,577,467          106            1,641         29,247       30,994
Net earnings for the year ended
 January 31, 1995                                                                         6,065        6,065
Common stock redeemed                          (75)
Preferred stock dividend requirements                                                    (2,400)      (2,400)
Preferred stock accretion                                                                  (300)        (300)
                                      ------------       ------        ---------    -----------    ---------

Balance at January 31, 1995             10,577,392          106            1,641         32,612       34,359

Net loss for the year ended
 January 31, 1996                                                                      (219,942)    (219,942)
Preferred stock dividend requirements                                                    (2,425)      (2,425)
Preferred stock accretion                                                                  (300)        (300)
                                      ------------       ------        ---------    -----------    ----------
Balance at January 31, 1996             10,577,392       $  106        $   1,641    $  (190,055)   $(188,308)
                                      ============       ======        =========    ============   ==========

See accompanying notes to consolidated financial statements.

FRETTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

- - -------------------------------------------------------------------------------------------------------------
                                                                             YEARS ENDED JANUARY 31,
                                                                       1996           1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings before preferred dividends                  $   (219,942)  $    6,065    $      (696)
   Adjustments to reconcile net (loss) earnings to
    net cash provided by (used for) operating activities
     Depreciation and amortization                                       11,213       14,636          7,244
     Goodwill amortization and write-off                                 87,809        3,138            423
     Store closure provision                                             67,485
     Stock compensation expense                                           1,979        1,979          1,243
     Employee benefit plans                                                (913)     (12,688)
     Non cash tax charge                                                               3,900          3,117
     Other                                                                4,186        2,237            998
     Change in assets and liabilities, net of DUS
      acquisition in fiscal year 1994 and adjustments to
      goodwill in 1995
        Merchandise inventory                                           179,136      (12,326)       109,471
        Other assets                                                     26,331       (4,903)        27,865
        Accounts payable                                                (21,367)      20,627        (31,620)
        Reserve for store closing                                        (7,520)     (31,874)       (10,385)
        Deferred service contract revenue                               (21,729)      10,754         12,294
        Other liabilities                                               (55,184)     (54,088)        (2,683)
                                                                   ------------   ----------    -----------
          NET CASH PROVIDED BY (USED FOR)
           OPERATING ACTIVITIES                                          51,484      (52,543)       117,271
                                                                   ------------   ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of DUS                                                                                (4,896)
   Payment of pre-acquisition intercompany
    obligation of DUS, net of cash acquired                                                         (43,615)
   Purchase of property and equipment                                    (1,448)     (13,663)       (12,951)
                                                                   ------------   ----------    -----------
          NET CASH USED FOR INVESTING ACTIVITIES                         (1,448)     (13,663)       (61,462)
                                                                   ------------   ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term obligations                                                66,149         22,705
   Payments of long-term obligations                                    (60,358)        (561)       (19,714)
   Preferred stock dividends                                             (1,200)      (2,400)
   Payment of financing fees                                             (1,456)                     (4,651)
   Cash distribution to common shareholders                                                         (43,604)
   Purchase of redeemable common stock                                                                  (83)
   Issuance of common stock                                                                              28
                                                                   ------------   ----------    -----------
          NET CASH PROVIDED BY (USED FOR)
           FINANCING ACTIVITIES                                         (63,014)      63,188        (45,319)
                                                                   ------------   ----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (12,978)      (3,018)        10,490
Cash and cash equivalents at beginning of year                           13,787       16,805          6,315
                                                                   ------------   ----------    -----------
Cash and cash equivalents at end of year                           $        809   $   13,787    $    16,805
                                                                   ============   ==========    ===========


See accompanying notes to consolidated financial statements.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1.    SUMMARY OF ACCOUNTING POLICIES

      BASIS OF PREPARATION
      The consolidated financial statements include Fretter, Inc. and its wholly-owned subsidiaries including Dixons U.S. Holdings, Inc. (DUS) from the date of acquisition (December 3, 1993) through December 4, 1995. As discussed in Note 2, on December 4, 1995, DUS filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to that date, DUS is accounted for under the cost method in the consolidated financial statements of Fretter. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. See Notes 2 and 4. All significant intercompany accounts and transactions have been eliminated.

      NATURE OF BUSINESS AND REVENUE RECOGNITION
      The Company is a retailer of consumer electronic goods and appliances which, as of February 1, 1995, operated 242 retail locations. As discussed in Note 3, during fiscal 1996 substantially all retail locations have been closed, and as of April 30, 1996, the Company operates only ten retail locations in Michigan, all of which the Company will close in fiscal 1997. The Company recognizes revenue from the sale of merchandise upon delivery of the merchandise to the customer.

      CASH EQUIVALENTS/STATEMENT OF CASH FLOWS
      For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Supplemental cash flow information

                                                                             YEARS ENDED JANUARY 31,
                                                                       1996           1995          1994

        Interest paid, net of amounts capitalized                  $      9,744   $     8,700    $     2,936
        Federal income taxes paid                                  $     -        $    -         $     3,600
        Acquisition of DUS in fiscal year 1994 and
         adjustments to goodwill in 1995
          Fair value of assets acquired, including goodwill                       $     4,332    $   406,561
          Liabilities assumed                                                     $     8,832    $   345,018
          Redeemable preferred stock issued                                       $    (4,500)   $    45,000
          Common stock issued                                                                    $    11,647

      MERCHANDISE INVENTORY
      Merchandise inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1.    SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

      PROPERTY AND EQUIPMENT
      Property and equipment are stated at cost. Major replacements and refurbishments are capitalized while replacements, repairs and maintenance that do not extend the life of the respective property are expensed when incurred. Interest costs relating to the construction of capital assets are capitalized; such costs were not material during fiscal years 1996, 1995 and 1994.

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

      DEFERRED FINANCING COSTS
      Included in other assets as of January 31, 1996 and 1995 are deferred financing costs of $5.1 million associated with obtaining the revolving credit agreement and in amending and restating the Company's loan and financing agreement (as described in Note 7) in connection with the acquisition of DUS. Such costs are being amortized over the term of the related agreements. Amortization aggregated $1.7 million, $1.7 million and $.3 million in the years ended January 31, 1996, 1995 and 1994, respectively. Accumulated amortization was $3.7 million and $2.0 million as of January 31, 1996 and 1995, respectively.

      Costs incurred in amending the revolving credit agreement and the loan and financing agreements during the year ended January 31, 1996 (as described in Note 7) were expensed as incurred.

      GOODWILL
      The Company recorded the excess of cost over the fair value of net assets acquired in purchase business combinations as goodwill, which was being amortized on a straight-line basis over thirty years. Recoverability of goodwill is evaluated based upon actual and projected results of operations and cash flows to determine if any impairment in the carrying amount has occurred. Due to substantial operating losses and negative cash flows during the year and future projections, the Company determined that the carrying value of

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1.    SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

      goodwill was impaired. Accordingly, during fiscal 1996, the Company recorded a charge of $85.5 million to write off the remaining unamortized goodwill balance. Goodwill amortization recorded during the years ended January 31, 1996, 1995 and 1994 was $2.3 million, $3.1 million and $.4 million, respectively. Accumulated amortization at January 31, 1995 was $3.7 million.

      SERVICE CONTRACTS
      The Company recognizes revenue from the sale of service contracts sold by the Company on a straight-line basis over the life of the contract. Incremental direct costs resulting from the sale of such contracts (primarily commissions) are also deferred and recognized on a straight-line basis over the same period.

      During the period November 1, 1994 through October 31, 1995, the Company discontinued selling its own service contracts and instituted a program to offer for sale to its customers third party service contracts by which an independent entity issued to the Company's customers extended service contract sold by the Company's salespersons. The Company recorded the sale of these contracts as a component of net revenue, recorded the amount payable to the third party as a component of cost of goods sold and recorded salesperson commissions as a component of selling expense at the time of sale to a customer. For the years ended January 31, 1996 and 1995, the Company recorded net sales of approximately $25.6 million and $17.1 million, respectively, related to the sale of these contracts.

      A liability for the estimated costs of servicing contracts of DUS which existed at the acquisition date was recorded by DUS. No revenue or costs associated with these acquired contracts was recognized subsequent to the acquisition. The current and noncurrent portions of the liability were included in accrued liabilities and other noncurrent liabilities, respectively, as of January 31, 1995 and were reclassified to net liabilities of and advances to unconsolidated subsidiary effective December 4, 1995. See Note 2.

      INCOME TAXES
      Deferred taxes are provided to give recognition to the effect of expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the related tax basis for income tax purposes. See Note 11.

      ADVERTISING
      The Company recognizes the costs of advertising expense as incurred, net of amounts expected to be reimbursed by vendors. Included in selling expense in the consolidated statement of operations is net advertising expense of $22.4 million, $30.2 million and $19.8 million in fiscal 1996, 1995 and 1994, respectively.

      PREOPENING COSTS
      The Company expenses preopening costs of new retail stores, such as training and advertising, as incurred.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1.    SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The carrying value of the redeemable preferred stock was determined based upon an independent appraisal as of the DUS acquisition date. Due to the Company's current financial condition, it is impractical to determine the fair value of the Company's long-term debt and redeemable preferred stock as of January 31, 1996.

      EARNINGS PER SHARE
      Primary (loss) earnings per weighted average number of common shares is based upon the average number of common shares outstanding plus common share equivalents arising from dilutive stock options. Fully diluted earnings per share assumes conversion of the convertible preferred stock into common stock, if dilutive. The inclusion of such items did not have an impact on primary or fully diluted earnings per share in the years presented as they were either insignificant or antidilutive.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATION
      Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2.    INVESTMENT IN DIXONS U.S. HOLDINGS, INC. (DUS)

      On December 3, 1993, the Company acquired DUS. In exchange for all of the issued and outstanding equity securities of DUS, the Company issued to Dixons America Holdings, Inc. (DAH) 3,164,804 shares of the Company's Common Stock, 3,000,000 shares of newly-created Convertible Preferred Stock, Series A, and 1,500,000 shares of newly-created Preferred Stock, Series B (the "Share Issuance"). Immediately prior to the consummation of the Share Issuance, Company shareholders were granted $3.00 in exchange for .49 of each share of Company Common Stock owned as of December 3, 1993. The acquisition of DUS was accounted for using the purchase method and, accordingly, the purchase price was allocated to the acquired assets and liabilities based upon their respective fair values at the date of acquisition, with the excess of the purchase price over the fair value of the net assets acquired being recorded as goodwill. Total goodwill recorded as a result of this transaction was $93.3 million which was being amortized over a thirty year period.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

2.    INVESTMENT IN DIXONS U.S. HOLDINGS, INC. (DUS) (CONTINUED)

      On December 4, 1995, DUS and its subsidiaries (the "Silo Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken in response to the inability of DUS to operate profitably and the substantial operating losses incurred during the current year. As of the time of the filing of the petitions or shortly thereafter, the Silo Debtors substantially ceased all business operations. Prior to the bankruptcy petition filings, the management and directors of DUS resigned and were replaced by an outside individual.

      As a result of the above circumstances, effective as of bankruptcy petition filings by the Silo Debtors, the Company no longer has the ability to exercise significant influence over the operations and financial affairs of DUS. Accordingly, the Company no longer accounts for DUS as a consolidated subsidiary effective December 4, 1995.
      Included in the consolidated results of operations for the year ended January 31, 1996 are the results of operations of DUS and its subsidiaries through December 4, 1995. The income and expenses of DUS and its subsidiaries subsequent to December 4, 1995 are excluded from the consolidated results of operations of the Company. The operating results of DUS included in the consolidated results of the Company since the date of acquisition by the Company are as follows:

                                                                             YEARS ENDED JANUARY 31,
                                                                       1996*          1995          1994**
                                                                                   (THOUSANDS)

        Net Revenue                                                $    278,344   $    552,099   $   167,129
                                                                   ============   ============   ===========

        Loss before income taxes                                   $    199,744   $    22,287    $     5,983
                                                                   ============   ===========    ===========

  *    Through December 4, 1995
  **   From date of acquisition, December 3, 1993


      Included in net liabilities of and advances to unconsolidated subsidiary in the consolidated balance sheet as of January 31, 1996 is the amount by which the liabilities of DUS and its subsidiaries exceeded their assets at the time management determined that consolidation was no longer appropriate, adjusted for additional cash advances by Fretter subsequent to December 4, 1995. The additional cash advances by Fretter subsequent to December 4, 1995 were made to fund certain obligations of DUS and are secured by certain properties owned by the DUS. A summary of the net liabilities of and advances to DUS is as follows:

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

2.    INVESTMENT IN DIXONS U.S. HOLDINGS, INC. (DUS) (CONTINUED)

                                                                                JANUARY 31, 1996
                                                                                   (THOUSANDS)

        Assets and liabilities of DUS as of December 4, 1995:
          Cash and cash equivalents                                               $       450
          Prepaid expenses and other assets                                               618
          Property and equipment, net                                                   1,574
          Prepaid pension asset                                                         3,961
          Deferred commissions                                                          3,574
                                                                                  -----------
             Total assets                                                              10,177
                                                                                  -----------
          Accounts payable                                                             17,443
          Accrued liabilities                                                          16,200
          Secured note payable to Fretter                                               1,031
          Intercompany payable to Fretter                                              29,669
          Reserve for store closings                                                   25,129
          Income taxes payable                                                          1,629
          Deferred service contract revenue                                            18,407
          Employee benefit obligations                                                 63,319
          Other noncurrent liabilities                                                  5,531
                                                                                  -----------
             Total liabilities                                                        178,358
                                                                                  ------------
          Excess of liabilities over assets at December 4, 1995                       168,181
        Elimination of intercompany payables                                          (30,700)
        Cash advances subsequent to December 4, 1995                                   (1,812)
                                                                                  -----------
        Net liabilities of and advances to unconsolidated subsidiary              $   135,669
                                                                                  ============

      The amounts listed in the table above do not reflect any adjustments resulting from the DUS bankruptcy petition filings. Certain items, however, would be significantly impacted by a liquidation of DUS and/or the filing for relief under Chapter 11 of the United States Bankruptcy Code by the Company. In addition, certain items may be significantly impacted by litigation anticipated to be commenced by the Silo Debtors against the Company. The ultimate disposition of the amounts are not expected to be finalized until the resolution of the DUS bankruptcy proceedings, the timing of which cannot currently be estimated.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

3.    RESERVE FOR STORE CLOSINGS

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

      Estimated exit costs for former DUS stores, including stores previously closed, were recorded as adjustments to the fair value of the assets and liabilities acquired. The estimated costs for Fretter stores of approximately $4.0 million were charged to the store closure provision in the statement of operations during the year ended January 31, 1994. This charge consisted of estimated losses associated with the disposal of merchandise ($1.7 million), fixed assets ($1.4 million) and leases ($.7 million), and employee termination and other costs ($.2 million).

      During the year ended January 31, 1995 estimates for closure of the former DUS locations were revised based upon available information. The adjustments to the reserve for store closures as a result of these revisions was recorded as an adjustment to goodwill during fiscal 1995.

      During fiscal 1996, the Company instituted a program to close unprofitable stores in several geographic markets. During fiscal 1996, the Company closed 203 stores, including all 151 remaining stores operated by DUS. Additionally, in connection with the fiscal 1996 program, the Company has closed 29 retail locations subsequent to January 31, 1996. Further, the Company is considering plans to close all remaining retail locations in fiscal 1997. A charge of $67.5 million has been recorded in the consolidated statement of operations to reflect associated lease disposition costs, estimated losses from the disposal of fixed assets and employee termination and other costs. Management believes that it is reasonably possible that this charge may be revised in the near term as additional facts and information are determined.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------

3.    RESERVE FOR STORE CLOSINGS (CONTINUED)

      The following table sets forth the store closure reserve activity during 1995 and 1996:

                                                                         (THOUSANDS)
                                        -----------------------------------------------------------------------
                                            LEASE        OPERATING     SEVERANCE      FIXED ASSET
                                            COSTS          LOSSES      AND OTHER       DISPOSALS        TOTAL

      Balance at January 31, 1994        $    26,072    $     6,529    $    12,215    $    --        $    44,816
      Adjustment charged to goodwill          (2,679)          (168)         4,508                         1,661
      Reserves utilized                       (9,630)        (5,861)       (16,383)                      (31,874)
                                         -----------    -----------    -----------    -----------    -----------

      Balance at January 31, 1995             13,763            500            340                        14,603
      Amounts charged to operations           21,980                         5,997         39,508         67,485
      Reserves utilized                       (4,314)          (500)        (2,706)       (39,508)       (47,028)
      Reclassification to net liabilities of
       and advances to unconsolidated
       subsidiary                            (24,233)                         (896)                      (25,129)
                                         -----------    -----------    -----------    -----------    -----------
      Balance at January 31, 1996        $     7,196    $    --        $     2,735    $    --        $     9,931
                                         ===========    ===========    ===========    ===========    ===========


4.    OPERATIONS OF THE COMPANY

      As discussed in Note 2, on December 4, 1995, DUS and its subsidiaries filed for relief under Chapter 11 of U.S. Bankruptcy Code. Further, as discussed in Note 3, the Company closed 203 retail locations during fiscal 1996, including all of the operations DUS and its subsidiaries, closed an additional 29 retail locations subsequent to January 31, 1996, including the remaining operating locations of Fred Schmid, and is planning to close its ten remaining retail locations in fiscal
      1997.

      The Company continues to actively review alternatives as it relates to the future operations of the Company, including seeking relief under the U.S. Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries. The Company has hired financial and legal advisors to assist in analyzing the potential alternatives available to the Company. These alternatives include (a) re-entering the appliance and consumer electronics market through a new retail format, (b) eliminating all operations except for the management of some or all of the Company's significant real estate portfolio on an ongoing basis, (c) some combination of (a) and (b), or (d) liquidation of the Company. However, no assurances can be given that the Company will be successful in implementing new retail concepts nor raising the requisite capital. Further, assuming that new retail methods are developed and capital is raised, there is no assurance that the Company will regain positive cash flows and profitable operations.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

4.    OPERATIONS OF THE COMPANY (CONTINUED)

      The Company's liquidity continued to deteriorate throughout the year. During the fourth quarter of this fiscal year, the Company began the process of renegotiating certain obligations to vendors in an attempt to maximize its available cash. Included as extraordinary gains in the current year consolidated statement of operations is $8.2 million, representing the amount of debt forgiven by vendors of the Company in conjunction with this renegotiation process. As of January 31, 1996, the Company maintains a working capital deficiency of $63.8 million, is currently in default of its loan agreements and is in arrears on payment of preferred dividends. Accordingly, the ability of the Company to proceed with certain of the alternatives under evaluation will ultimately depend on the ability of the Company to generate sufficient cash flows from the disposition of assets and/or the implementation of the alternative operating strategies discussed above and the ability of the Company to maintain long-term financing. In addition, the Company's alternatives will be significantly affected by the outcome of claims asserted by the Silo Debtors.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                           JANUARY 31,
                                                       1996          1995
                                                           (THOUSANDS)

      Buildings and improvements                   $    49,570    $    50,783
      Furniture, fixtures and equipment                  5,173         42,860
      Automotive equipment                                 438          1,430
      Leasehold improvements                               366         32,843
                                                   -----------    -----------
                                                        55,547        127,916
      Accumulated depreciation and amortization        (17,717)       (39,153)
                                                   ------------   -----------
                                                        37,830         88,763
      Land                                              22,293         23,124
      Construction-in-process                                              98
                                                   ------------   -----------
                                                   $    60,123    $   111,985
                                                   ===========    ===========


FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

6.    ACCRUED LIABILITIES

      Accrued liabilities consist of:

                                                                                          JANUARY 31,
                                                                                      1996          1995
                                                                                          (THOUSANDS)
          Workers' compensation                                                   $       962     $    8,375
          Stock option expense                                                          5,204          3,225
          Salary and wages                                                                944          2,084
          Vacation                                                                        529          1,517
          Medical claims                                                                  445          1,908
          Other employee related accruals                                                 273          2,058
          Advertising                                                                   1,179         13,194
          Service contract liability                                                    6,447          9,907
          Property related accruals                                                       612          3,136
          Customer deposits                                                             1,078          5,675
          In-transit inventory                                                                         6,523
          Sales tax accrual                                                               473          1,789
          Preferred dividends                                                           1,625            400
          Other                                                                         2,300         13,230
                                                                                  -----------     ----------
                                                                                  $    22,071     $   73,021
                                                                                  ===========     ==========

7.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of:

                                                                                          JANUARY 31,
                                                                                      1996          1995
                                                                                          (THOUSANDS)
          Bank credit agreement                                                   $    12,151    $    82,893
          Capital expenditure line of credit                                           11,203          6,736
          Merchandise line of credit                                                   24,918
          Inventory financing agreement                                                               14,905
          Notes payable and other                                                       1,132          5,228
                                                                                  -----------    -----------
                                                                                       49,404        109,762
          Less - current portion                                                      (48,459)        (4,601)
                                                                                  ------------   -----------

                                                                                  $       945    $   105,161
                                                                                  ===========    ===========

      Principal payments on long-term obligations for the five fiscal years subsequent to 1996 are: 1997 - $48,459,000; 1998 - $26,000; 1999 -
      $28,000; 2000 - $30,000; 2001 - $27,000; thereafter - $834,000.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

7.    LONG-TERM OBLIGATIONS (CONTINUED)

      In 1993, in connection with the acquisition of DUS, the Company entered into a revolving credit agreement with a commercial credit company which committed a maximum of $140 million to the Company for cash borrowings and letters of credit. On November 1, 1995, the Company amended its original agreement with the lender which resulted in the reduction of the available line of credit to $50 million, and the bank granting a waiver of existing defaults of loan covenants through the date of the amendment. This amendment also eliminated certain consolidated book net worth, consolidated net income and debt service loan covenants, and revised the borrowing base and interest coverage ratio covenants. Interest on amounts outstanding under this facility continues to accrue at 1.25% above the bank's prime rate. This facility expires on November 30, 1996. Borrowings under the credit agreement are secured by accounts receivable, personal property and inventory of the Company, as defined. A fee on the unused portion of the facility is payable at the rate of 0.5% per annum. Additionally, the agreement provides for a payment of a fee of 0.25% on the face amount of each standby letter of credit upon its issuance and 2% per annum on the outstanding face amount of such letters of credit. At January 31, 1996 and 1995, there was $12.2 million and $82.9 million, respectively, outstanding under the revolving loan, and zero and $7.5 million, respectively, in letters of credit outstanding under the facility. As of January 31, 1996, the Company is in default of certain covenants of this agreement. Subsequent to year end, this agreement was again amended to reduce the available line of credit from $50 million to $25 million. There were no other significant changes in the aforementioned loan terms as a result of this loan amendment.

      The Company also has a financing agreement with a bank which has committed $50 million for lines of credit (including standby letters of credit). The commitment is comprised of a $25 million line of credit (to fund obligations under a letter of credit issued to the credit organization that finances the Company's merchandise purchases described below) and a $25 million capital expenditure line of credit for eligible real estate, as defined. The facilities expire November 1, 1996 and December 1, 1996, respectively. Borrowings under the line of credit to fund obligations under letters of credit are payable on demand plus three days. Letter of credit fees equal to 1.25% per annum are charged on the undrawn amount. The capital expenditure line of credit requires
      interest-only monthly payments.   The outstanding principal balance on
      December 1st of 1994, 1995, and 1996 will be refinanced under separate term loans. The term and amortization of each of the notes vary based upon the year the note is funded. A fee of 1.5% is charged for each cash advance. At January 31, 1996 and 1995, there was $11.2 million and $6.7 million, respectively, outstanding under the capital expenditure line of credit, and at January 31, 1996, $24.9 million outstanding against the line of credit to fund obligations under letters of credit. The letter of credit issued by the bank is secured by owned real estate, not previously pledged to the bank. Subsequent to year end, this financing agreement was amended resulting in the deferral of late charge payments by the Company until April 1, 1997, unless such terms of the amendment were complied with during the term of the amendment, in which case, all late charges would be waived by the lender. This amendment also converted borrowings under the capital expenditure line of credit in the amount of $4.9 million to a term loan. The term loan accrues interest at an annual rate of prime plus 1.5% per year, and payments are required monthly in the amount of $29,042 plus accrued interest. This amendment also

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

7.    LONG-TERM OBLIGATIONS (CONTINUED)

      adopted the financial debt covenant amendments in the Company's March 1996 amended loan agreement with the commercial credit company described above, and extended the expiration date of the loan facility from December 1, 1996 to April 1, 1997. Under terms of the amended agreement, total borrowings outstanding shall not exceed the following amounts on the following dates:

                 June 1, 1996                               $     33,451,102
                 October 1, 1996                            $     30,951,102
                 January 1, 1997                            $     28,451,102
                 April 1, 1997                                      Zero

      The above agreements limit the amounts for capital expenditures and additional indebtedness which the Company may incur. The facilities also limit certain other nonoperating activities of the Company.

      The Company maintained a loan agreement with an independent credit organization that finances certain of its merchandise purchases. The loan agreement, which was entered into in connection with the acquisition of DUS, was terminated in January 1996, at which time the balance outstanding was repaid by drawing on the $25.0 million letter of credit issued by the bank described above. Interest on amounts outstanding was calculated at .7% below prime rate, as defined. The maximum financing provision of the loan agreement limited the borrowing to $30.0 million. Covenants of the loan agreement, among other things, required the Company to maintain certain levels of tangible net worth, as defined, and placed restrictions or limitations on the pledging of merchandise inventory and equipment as collateral for present and future obligations of the Company. At January 31, 1996 and 1995, there was zero and $14.9 million, respectively, outstanding under this loan agreement.

      During fiscal 1994, the Company issued a $3.7 million secured purchase money note in connection with the acquisition of its new corporate headquarters. This note required 6.5% interest-only quarterly payments and was due and paid on March 1, 1995. The Company has outstanding mortgages, which are payable in monthly installments through the year 2013 with interest ranging from 7% to 9%. At January 31, 1996 and 1995, approximately $1,132,000 and $985,000, respectively, was outstanding.

8.    OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities at January 31, 1995 consist of the noncurrent portion of the estimated costs of servicing extended product warranty contracts of DUS which existed at the acquisition date ($10.3 million), the noncurrent portion of estimated future costs to be incurred related to store closings as discussed in Note 3 ($6.7 million) and the noncurrent portion of unfavorable lease obligations related to the acquisition of DUS ($9.0). The DUS obligations were reclassified to net liabilities of and advances to unconsolidated subsidiary effective with the bankruptcy petition filings by DUS and its

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

      subsidiaries.  See Note 2.

9.    REDEEMABLE PREFERRED STOCK

      On December 3, 1993 in connection with the acquisition of DUS, in addition to the issuance to DAH of 3,164,804 shares of common stock, the Company issued to DAH 3,000,000 shares of newly-created Convertible Preferred Stock, Series A, and 1,500,000 shares of newly-created Preferred Stock, Series B, each having a stated value of $10 per share, representing all authorized shares. Dividends on the Series A and Series B Preferred shares at an annual rate of 5% and 6%, respectively, are cumulative from the issue date and are payable quarterly. Additional dividends at the rate of 5% and 6% per year, respectively, shall accrue on any unpaid cumulating dividends. Included in accrued liabilities at January 31, 1996 is dividends payable of $1.6 million, of which $1.2 million is in arrears.

      The Series A and Series B Preferred shares are mandatorily redeemable on December 3, 2008 at a per share redemption price equal to stated value plus all accumulated and unpaid dividends up to the date of redemption. In addition, the Company may, at any time, redeem shares of the preferred stock at the per share redemption price, equal to the stated value plus all accumulated and unpaid dividends, provided that (a) the aggregate value being redeemed at any one time must be at least $5.0 million, and
      (b) no Series A Preferred may be redeemed until all of the Series B Preferred has been redeemed. As of January 31, 1996, no shares of Series A or Series B Preferred have been redeemed.

      The Series A Preferred shares are convertible, at the option of the holder, into shares of common stock at the then applicable conversion rate (currently 1.42655 shares of common stock for each share of Series A Preferred). The conversion rate is subject to adjustment in the event of certain dilutive issuances of common stock or upon the occurrence of certain other events. As of January 31, 1996, no shares of Series A Preferred have been converted.

      In connection with the acquisition of DUS, the Company obtained an independent appraisal of the fair market value of the redeemable Series A Convertible Preferred Stock and Series B Preferred Stock. Based upon this appraisal, the value of the redeemable preferred stock has been recorded at $40.5 million as of the date of acquisition. The difference between the fair market value and the redemption value is being accreted to the stated redemption value as a charge directly to retained earnings. During both fiscal 1996 and 1995, $.3 million of such accretion was recorded.

10.   SHAREHOLDERS' EQUITY (DEFICIT)

      Effective December 3, 1993, in connection with the acquisition of DUS, Fretter's shareholders authorized an exchange whereby the shareholders of Fretter became entitled to receive $3.00 in exchange for each .49 of each share of common stock owned as of that date. Distributions of $43.6 million have been accounted for as a return of capital, resulting in a reduction of additional contributed capital in an amount equal to the cash distribution. All weighted average share and per share amounts have been restated to retroactively reflect the exchange.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

10.   SHAREHOLDERS' EQUITY (DEFICIT)

      The Company is authorized to repurchase up to 2,000,000 shares of its issued and outstanding stock. As of January 31, 1996, 1,347,800 shares of common stock have been reacquired. In accordance with the Michigan Business Corporation Act, all reacquired common stock has the status of authorized but unissued shares.

11.   INCOME TAXES

      Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109 changed the method of accounting for incomes taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method recognizes the deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of the assets and liabilities.

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

      The consolidated (benefit) provision for income taxes consists of:

                                                                              YEARS ENDED JANUARY 31,
                                                                         1996          1995          1994
                                                                                    (THOUSANDS)

      Current
        Federal                                                       $    (3,409)  $    (1,400)  $    2,273
        State                                                                                            510
                                                                      -----------   -----------   ----------
      Total current                                                        (3,409)       (1,400)       2,783
                                                                      -----------   -----------   ----------
      Deferred
        Federal                                                                                        6,986
                                                                      -----------   -----------   ----------
      Total deferred                                                       -             -             6,986
                                                                      -----------   -----------   ----------

      Benefit of acquired net deferred tax
       assets used to reduce goodwill                                                     3,900        1,152
                                                                      -----------   -----------   ----------

      Total provision                                                 $    (3,409)  $     2,500   $   11,281
                                                                      ===========   ===========   ==========

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

11.   INCOME TAXES (CONTINUED)

      In connection with the acquisition of DUS, the Company reevaluated the carrying value of its deferred tax assets. Primarily due to the net operating loss carryforward position of DUS, a valuation allowance for the net deferred tax asset balance was provided in fiscal 1994. All deferred tax assets arising in fiscal 1995 and 1996 have also been reserved.

      The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                          JANUARY 31,
                                                                                      1996          1995
                                                                                          (THOUSANDS)
          DEFERRED TAX LIABILITIES
          Depreciation and amortization                                          $   (1,731)    $   -
          Inventory                                                                  (1,169)          (431)
                                                                                 ----------     ----------
               Total deferred tax liabilities                                        (2,900)          (431)
                                                                                 ----------     ----------
          DEFERRED TAX ASSETS
          Depreciation and amortization                                                              1,737
          Deferred service contract revenue                                           5,659         25,198
          Accrued expenses                                                            7,018         15,296
          Retiree medical benefits                                                                  20,881
          Net liabilities of and advances to unconsolidated subsidiary               33,927
          NOL carryforward                                                            2,340         88,466
                                                                                 ----------     ----------
               Total deferred tax assets                                             48,944        151,578
                                                                                 ----------     ----------
          Net deferred tax asset                                                     46,044        151,147
          Valuation allowance                                                       (46,044)      (151,147)
                                                                                 ----------     ----------

          Net deferred tax asset                                                 $   --         $   --
                                                                                 ==========     ==========

      The Company files a consolidated federal income tax return which includes DUS. The consolidated group has approximately $438.3 million of net operating loss (NOL) carryforwards of which $431.4 million represents DUS' allocable share and $6.9 million represents Fretter's allocable share. Fretter's NOL carryforward represents its allocable share remaining after benefit of NOL carried back and utilized against its income in a previous year. These NOL carryforwards will expire though the year ended 2010. Deferred tax assets related to the DUS NOL carryforwards are included in net liabilities of and advances to unconsolidated subsidiary and valuation allowances have been provided for the full amount.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

11.   INCOME TAXES (CONTINUED)

      A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                                                              YEARS ENDED JANUARY 31,
                                                                         1996          1995          1994
                                                                                    (THOUSANDS)

        Federal income taxes (benefit) at statutory rates             $   (76,057)  $     2,912   $    2,740
        State taxes, net of federal benefit                                                              337
        Non-deductible goodwill and other
         permanent items                                                   31,065           829          195
        Valuation allowance                                                41,583        (1,241)       8,009
                                                                      -----------   -----------   ----------
        Income tax expense (benefit)                                  $    (3,409)  $     2,500   $   11,281
                                                                      ===========   ===========   ==========

      The change in the valuation allowance is attributable to the $41.6 million current year increase, offset by a $146.7 million decrease representing the tax effect of the DUS NOL carryforwards for which no deferred tax asset is recognized in Fretter's financial statements.

12.   COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Largely as a result of the DUS bankruptcy filed December 4, 1995 (In
      Re: Dixons U.S. Holdings, Inc., et. al., United States Bankruptcy Court, District of Delaware, Case No. 95-1577 (PJW), Jointly Administered), the Company is party to a substantial number of legal proceedings. Many creditors of DUS are seeking through such litigation to hold the Company liable for the debts of DUS under various legal theories by which such creditors believe that DUS and the Company should be treated as a single legal entity. The Company has aggressively defended such actions and has obtained a preliminary injunction in the DUS Bankruptcy Court against the prosecution of such claims by such creditors. Such preliminary injunction, however, does not preclude the prosecution of cases by such DUS creditors against the Company where such creditors' cases are characterized as direct claims against the Company as opposed to theories by which such creditors seek a determination that the Company and DUS should be treated as a single legal entity. Further, such preliminary injunction was issued based in part upon a representation by DUS to the DUS Bankruptcy Court that DUS itself is likely to bring an action against the Company seeking to hold the Company liable for the debts of DUS on various theories of consolidation.

      In the event the preliminary injunction issued in the DUS Bankruptcy Court is dissolved, it is unlikely that the Company will have adequate financial resources to fund the defense of all such lawsuits or adverse judgments, if any, rendered in such cases, which would likely result in the need for the Company to seek protection under the United States Bankruptcy Code. In addition, many creditors of DUS have characterized their claims against the Company as direct claims as opposed to single legal entity claims. Given the Company's lack of liquidity, the expenses of protracted litigation in such cases and adverse results in any several of such lawsuits would likely result in the need for the Company to seek protection under the United States Bankruptcy Code. Further, in the event DUS brings its own action against the Company as DUS has indicated to the DUS Bankruptcy Court is likely, while the Company would aggressively defend such action, an adverse ruling therein or the Company's determination that there would be a significant risk of an adverse ruling, each would likely result in a determination by the Company to itself seek the protection of the United States Bankruptcy Code.

      On April 26, 1996, Hilco Trading Company, Inc. and Garcel, Inc. filed a lawsuit against the Company and certain of its officers and employees (United States District Court, Northern District of Illinois, Eastern Division Case No. 96-2520) by which the Plaintiffs seek damages against the Company and other defendants arising out of the Plaintiffs' purchase and liquidation of the Company's retail inventory in several markets in which the Company and DUS closed stores. The Plaintiffs' claim that the Company and other Defendants misled the Plaintiffs as to the quantity, quality and cost of such inventory. In their Complaint, Plaintiffs seek damages of forty-one million dollars, which includes treble damages under 18 U.S.C. Section 1964(c), although the Plaintiffs' calculus of their damages is vague, at best. The Company denies liability to Plaintiffs' and intends to aggressively defend the action. Given the vague recitation of the Plaintiffs' damages claims, it is not possible to determine the effect upon the Company in the unlikely event of a judgment adverse to the Company. However, given the Company's lack of liquidity, a significant adverse judgment will result in the need for the Company to seek protection under the United States Bankruptcy Code.

      The Travelers Insurance Company has provided the Company and its subsidiaries a modified paid loss liability insurance program collateralized by a letter of credit. The Company believes that each constituent subsidiary or parent entity forming the Company is responsible only for their own allocated premiums and losses. The Travelers believes that the liability is joint and several between the constituent entities. The Company has also objected to both the reserve and claims handling practices of the Travelers, which practices the Travelers believes suggests a liability of over two million dollars in excess of the collateral letter of credit posted by the Company. The Company believes that more responsible claims handling and reserve practices would suggest a liability somewhat less than the collateral letter of credit. Neither the Travelers nor the Company has initiated litigation to resolve what liability, if any, the Company may have with respect to this liability insurance program. However, in the event litigation is commenced, given the Company's lack of liquidity, an adverse judgment that the Company's liability significantly exceeds the collateral letter of credit will result in the need for the Company to seek protection under the United States Bankruptcy Code.

      OPERATING LEASES
      The Company is obligated under several long-term and month-to-month real estate operating leases, with the long-term leases expiring through January 2013. Under the terms of a portion of these leases, the Company is obligated to pay certain operating expenses. Such leases can be terminated by the Company at any time without cost.

      The amounts charged to operations in connection with operating leases, including additional rentals based on a percentage of sales, for the years ended January 31, 1996, 1995 and 1994 were $19.6 million, $26.8 million and $5.5 million, respectively. Certain of the store operating leases contain provisions which require additional rentals based on a percentage of sales. The amount of additional rentals paid was not significant during the years ended January 31, 1996, 1995 and 1994.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

12.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Future minimum annual rental payments under non-cancelable operating lease approximate $2 million annually and aggregate approximately $14 million over the remaining non-cancelable term of the leases.

13.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

      EMPLOYEE BENEFIT PLANS
      Fretter sponsors a profit sharing plan which covers substantially all full-time employees of Fretter and Fred Schmid. Contributions to the plan are based solely upon management's discretion. Profit sharing expenses totalled $275,000 and $352,000 in fiscal 1995 and 1994, respectively. There were no contributions to the plan for fiscal 1996.

      DUS sponsors a 401(k) plan which covered substantially all full-time employees of DUS and its subsidiaries. Contributions under this plan consist primarily of matching amounts. Expense recorded under this plan totalled $138,000, $276,000 and $248,000 in fiscal 1996, 1995 and 1994.

      In connection with the acquisition of DUS, the Company assumed responsibility for several noncontributory defined benefit pension plans which cover substantially all former DUS full-time employees. Pension benefits under these plans are based upon years of service or average monthly compensation, as defined.

      During the year ended January 31, 1996, DUS made cash contributions to the plan of $191,000. The prepaid pension asset as of December 4, 1995 of $4.0 million was reclassified to net liabilities of and advances to unconsolidated subsidiary effective with the bankruptcy petition filing by DUS. See Note 2.

      During 1995 the Company changed the defined benefit plans resulting in the freezing of benefits effective February 1, 1995. In addition, in excess of 50% of the employees covered by the plans were terminated during fiscal 1995 as a result of combining the Fretter and DUS operations. The reduction in the projected benefit obligations as a result of the suspension of future benefit increases and termination of employees has been accounted for as plan curtailments. Accordingly, during fiscal 1995 the Company recognized curtailment gains of $2.7 million.

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

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

13.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

      OTHER POSTRETIREMENT BENEFITS
      A DUS subsidiary has recorded a postretirement benefit liability which represents the actuarial present value of future obligations of certain health and life insurance benefits payable to eligible retired employees of steel operations previously conducted by Silo, Inc., an indirect wholly owned subsidiary of DUS. Silo, Inc. funds the postretirement benefit costs as they are incurred.

      Prior to the bankruptcy petition filings by DUS and each of its subsidiaries, the expenses and gains resulting from the operation of this plan were included in consolidated operations of the Company, and the liability was recorded as a liability of the Company on a consolidated basis. Effective with the bankruptcy petition filings, the liability was reclassified to net liabilities of and advances to unconsolidated subsidiary. See Note 2.

      The Company's policy is to immediately recognize in the statement of operations gains and losses from experience different from that assumed and the effect of changes in actuarial assumptions. The components of the expense (benefit) recognized as a component of administrative costs in the consolidated statement of operations for the years ended January 31, 1996 and 1995 are:

                                                                                        JANUARY 31,
                                                                                   1996*            1995
        Interest cost                                                          $      3,843     $      5,418
        Recognition of actuarial gains                                                               (12,862)
                                                                               ------------     ------------

        Net (benefit) expense                                                  $      3,843     $     (7,444)
                                                                               ============     ============

        * Through December 4, 1995

      Included in employee benefit obligations at January 31, 1995 is $64.0 million representing the actuarial present value of accumulated postretirement benefit obligations determined using a weighted average discount rate of 8.75%.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

13.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

      The health care cost trend rates used to determine the actuarial present value of the accumulated postretirement benefit obligation in the January 31, 1995 valuation ranged from 10.0% to 13.0% as a result of various plans offered and gradually declined to 6.25% for all plans in 2004, and remaining at that level thereafter. No valuation was performed as of January 31, 1996 as a result of the reclassification to net liabilities of and advances to unconsolidated subsidiary.

14.   STOCK OPTION PLANS

      In March 1986, the Company adopted a stock option plan for officers and key management employees, pursuant to which an aggregate of 250,000 shares of the Company's common stock may be issued. The options are granted at no less than fair market value at the date of grant. At January 31, 1996, 50,571 options are outstanding under this plan which expire at various dates through April 2000, all of which are exercisable.

      On October 1, 1991, in connection with an employment agreement, stock options to acquire 800,000 shares at $.50 to $1.00 per share were granted to the President of the Company. Under this agreement, the options are exercisable at various dates through October 1, 2001. In a related agreement (the "Principal Shareholder Plan"), the President was also granted options from two of the Company's largest shareholders to purchase a total of 1,200,000 shares at a rate of 120,000 shares per year for $3 per share on each October 1 beginning October 1, 1992 through October 1, 2001. Effective December 3, 1993, the above agreements were amended and restated. The agreements, as amended and restated, expire December 3, 1999 and provide the President of the Company the option to acquire 306,000 shares at $.97 per share from the Company and 612,000 shares at $.97 per share under the previously existing Principal Shareholder Plan. The Company records compensation expense for these options based upon the difference between the fair market value of its common stock at the date of grant and the option price, as amended and restated. Compensation expense recorded for the years ended January 31, 1996, 1995 and 1994 was $.9 million, $.9 million and $1.1 million, respectively. At January 31, 1996, 918,000 options related to the above agreements are outstanding, of which 703,800 are exercisable.

      On December 3, 1993, in connection with the adoption of a long-term incentive plan, stock options to acquire 1,785,000 shares at $.01 per share were granted to the President of the Company. Such options vest in equal amounts annually in each of the three years subsequent to the date of issuance and expire six years from the date of issuance. The Company, its President and one of its principal shareholders have entered into a related agreement whereby the President may exercise these options only if the principal shareholder contributes shares of common stock to the capital of the Company, share for share to meet the President's option exercise. The President must pay the principal shareholder $.97 per share for each share so contributed. The Company records compensation expense for these options based on the difference between the fair market value of its common stock at the date of grant and the option price. Compensation expense recorded for the years ended January 31, 1996, 1995 and 1994 related to these options was $1.1 million, $1.1 million and $.2 million, respectively. At January 31, 1996, 1,785,000 options related to the above agreements are outstanding of which 1,190,000 are exercisable.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

14.   STOCK OPTION PLANS (CONTINUED)

      In connection with the adoption of the long-term incentive plan, on February 2, 1994 1,006,550 stock options with an exercise price of $3.50 per share were granted to various employees of the Company. Such options vest three years from the date of issuance and expire ten years and six months from the date of issuance or upon the employee's termination. At January 31, 1996, 616,500 of these options were outstanding, none of which are exercisable.

      The following is a summary of stock option activity for all plans, exclusive of the Principal Shareholder Plan and the options granted December 3, 1993.

                                                                     Number                      Option
                                                                    of shares                  price range
      Balance at January 31, 1993                                      708,500             $1.00  -   $5.0625
        Exercised                                                       (6,929)          $3.1875  -   $4.4375
        Terminated                                                     (44,000)          $3.1875
        Effect of exchange (1)                                        (294,000)
                                                                   -----------

      Balance at January 31, 1994                                      363,571              $.97  -   $5.0625
        Granted                                                      1,006,550             $3.50
        Terminated                                                    (122,000)            $3.50  -    $4.625
                                                                   -----------
      Balance at January 31, 1995                                    1,248,121              $.97  -   $5.0625

        Granted                                                          7,500             $3.50
        Terminated                                                    (282,550)          $3.1875  -    $4.625
                                                                   -----------
      Balance at January 31, 1996                                      973,071              $.97  -   $5.0625
                                                                   ===========
      Exercisable at January 31, 1996                                  305,571              $.97  -   $5.0625
                                                                   ===========

      (1) As discussed above, the October 1, 1991 agreements were amended and restated to reflect the December 3, 1993 exchange, thus reducing the number of options outstanding.

FRETTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                ----------------------------------------
                                              APRIL 30     JULY 31   OCTOBER 31     JANUARY 31    TOTAL

                                                         (THOUSANDS, EXCEPT PER SHARE DATA)

      Fiscal year 1996
         Net revenue                          $ 166,429  $  158,106  $  134,173   $   43,609    $  502,317
         Gross profit (loss)                     47,481      43,406      (5,790)       8,299        93,396
         (Loss) before income taxes and
          extraordinary gains                    (5,770)    (10,177)   (188,886)     (26,675)     (231,508)
         Net (loss) attributable to common
          shareholders                           (4,350)    (10,997)   (189,494)     (17,526)     (222,367)
         Net (loss) attributable to common
          shareholders per weighted average
          number of common shares                  (.41)      (1.45)     (17.92)       (1.24)       (21.02)

      Fiscal year 1995
         Net revenue                          $ 182,004  $  205,546  $  204,024   $  267,275    $  858,849
         Gross profit                            48,922      54,130      55,250       70,112       228,414
         (Loss) earnings before income taxes     (5,521)     (1,463)     (1,768)      17,317         8,565
         Net (loss) earnings (attributable to)
          available for common shareholders      (4,133)     (1,537)     (1,731)      11,066         3,665
         (Loss) earnings for common stock
          per weighted average number of
          common shares                            (.39)       (.15)       (.16)        1.05           .35

      Quarterly per share amounts are based on the weighted average shares outstanding during the respective quarters.

      Included in (loss) before income taxes and extraordinary gains for the quarter ended October 31, 1995 is a $55.1 million provision for the closure of certain DUS and Fretter locations. An additional provision for the closure of certain additional locations in the amount of $12.4 million was recorded in the quarter ended January 31, 1996. The provision for store closings was $67.5 million for the full year. See
      Note 3.

      Included in (loss) before income taxes and extraordinary gains for the quarter ended October 31, 1995 is a charge of $82.3 million related to the write-off of goodwill associated with the acquisition of DUS. In addition, a charge of $3.2 million related to the write-off of goodwill associated with the acquisition of Fred Schmid Appliance & TV. Co. in fiscal 1992 was recorded in the quarter ended January 31, 1996.

      The quarter ended January 31, 1996 includes the recognition of approximately $8.2 million of extraordinary gains related to the forgiveness of debt. See Note 4.

      The quarter ended January 31, 1995 includes the recognition of approximately $16.0 million of gains related to employee benefit plan valuations. The net benefit related to the employee benefit plans was $12.3 million for the full year. See Note 13.

                               INDEX TO EXHIBITS


                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                      DESCRIPTION                         PAGE
- - ------                      -----------                     ------------

2.1      Stock Purchase Agreement and Plan of Tax-Free          (2)
         Reorganization, dated as of 9/15/93, among the Company, Dixons America Holdings, Inc. and Dixon
         U.S. Holdings, Inc.

2.2      Agreement, Plan and Certificate of Merger, dated       (1)
         as of 11/29/93, by and between the Company and Gabrielle Co.

2.3      Certificate of Voting Powers, Designations,            (2)
         Preferences and Relative, Participating,
         Optional or Other Special Rights of the
         Convertible Preferred Stock, Series B

3.1      Restated Articles of Incorporation of the Company      (3)

3.2      Amendment to the Articles of Incorporation of          (4)
         the Company, dated 6/23/87

3.3      Second Amended and Restated Bylaws of the              (3)
         Company, effective as of April 22, 1986

9.1      Voting Agreement, dated 12/3/93, by and between        (1)
         Dixons America Holdings, Inc. and John B. Hurley

9.2      Letter Agreement amending the Voting Agreement,        (1)
         dated 12/3/93

9.3      Shareholder Agreement, dated 11/30/93, by and          (1)
         among Oliver L. Fretter, in his personal capacity and as Trustee under the Oliver L.
         Fretter Revocable Living Trust dated 1/11/74, as amended, Howard O. Fretter, in his personal capacity and as Trustee under the Howard O.
         Fretter Revocable Trust Agreement dated 3/15/86,
         John B. Hurley, in his personal capacity and as Trustee under the John B. Hurley Revocable Trust
         Agreement dated 3/14/86, and the Company

10.1     Supplemental Agreement, dated 11/30/93, by and         (1)
         among Oliver L. Fretter, in his personal capacity and as Trustee under the Oliver L.
         Fretter Revocable Living Trust dated 1/11/74, as amended, Howard O. Fretter, in his personal capacity and as Trustee under the Howard O.
         Fretter Revocable Trust Agreement dated 3/15/86,
         John B. Hurley, in his personal capacity and as Trustee under the John B. Hurley Revocable Trust
         Agreement dated 3/14/86, and the Company

10.2     Registration Rights Agreement, dated 12/3/93, by       (1)
         and between the Company and Dixons America
         Holdings, Inc.

10.3     Registration Rights Agreement, dated 12/3/93,          (1)
         among the Company, Oliver L. Fretter, John B.
         Hurley and Howard O. Fretter#

10.4     Employment Agreement, dated 11/30/93, by and           (1)
         between the Company and Oliver L. Fretter#

                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
 NUMBER                       DESCRIPTION                        PAGE
- - -------                       -----------                        ----

10.5   Employment Agreement, dated 10/1/91, by and between the   (5)
       Company and John B. Hurley#

10.6   First Amendment to Employment Agreement, dated            (1)
       11/30/93, by and between the Company and John B.
       Hurley#

10.7   Capital Contribution/Sale Agreement, dated 11/30/93,      (1)
       among the Company, John B. Hurley and Oliver L.
       Fretter#

10.8   Agreement for Wholesale Financing, dated as of            (1)
       11/30/93, by and between the Company and ITT Commercial
       Finance Corp.

10.9   Reimbursement Agreement, dated as of 11/30/93, by and     (1)
       between the Company and Dixons Treasury Management
       Limited

10.10  Loan and Financing Agreement, dated as of 11/30/93, by    (1)
       and between the Company and Michigan National Bank

10.11  First Amendment to Loan and Financing Agreement, dated    (8)
       as of December 8, 1994, by and between the Company and Michigan National Bank

10.12  Credit Agreement, dated as of 11/30/93, among the         (1)
       Company, BT Commercial Corporation and various other lenders

10.13  First Amendment to Credit Agreement, dated January 26,    (8)
       1994, among the Company, BT Commercial Corporation and various other lenders

10.14  Second Amendment and Consent to Credit Agreement, dated   (8)
       October 28, 1994, among the Company, BT Commercial
       Corporation and various other lenders

10.15  Employee Cash or Deferred Profit-Sharing Plan and Trust#  (3)

10.16  Amendment to Employee Cash or Deferred Profit-Sharing     (4)
       Plan and Trust, dated 5/18/87#

10.17  1986 Employee Stock Option Plan#                          (3)

10.18  Amendment to 1986 Employee Stock Option Plan, dated       (4)
       12/23/87#

10.19  Stock Option Agreement, dated 11/30/93, by and between    (1)
       the Company and John B. Hurley#

10.20  Stock Option Agreement, dated 2/1/94, by and between      (8)
       the Company and Dale R. Campbell#

10.21  Stock Option Agreement, dated 2/1/94, by and between      (8)
       the Company and Daniel C. Hourigan#

10.22  Stock Option Agreement, dated 2/1/94, by and between      (8)

                                                SEQUENTIALLY
EXHIBIT                                           NUMBERED
 NUMBER            DESCRIPTION                      PAGE
- - -------            -----------                      ----

       the Company and Julian Potts#

10.23  Stock Option Agreement, dated 2/1/94, by
       and between the Company and Stuart Garson#    (8)

10.24  Bonus Plan#                                   (4)

10.25  1993 Long Term Incentive Plan#                (6)

10.26  Employment Agreement, dated 1/31/89, by and   (7)
       between the Company and Douglass T.
       Hickman#

10.27  Indemnification Agreement, dated 10/8/87,     (4)
       by and between the Company and Oliver L.
       Fretter#

10.28  Indemnification Agreement, dated 10/8/87,     (4)
       by and between the Company and John B.
       Hurley#

10.29  Indemnification Agreement, dated 10/8/87,     (4)
       by and between the Company and Peter A.
       Dow#

10.30  Amended and Restated Stock Option Agreement   (1)
       between Howard O. Fretter and John B.
       Hurley dated November 30, 1993#

10.31  Amended and Restated Stock Option Agreement   (1)
       between Oliver L. Fretter and John B.
       Hurley dated November 30, 1993#

10.32  Lease Amendment Agreement among the           (1)
       Company, Oliver L. Fretter, Howard O.
       Fretter and John B. Hurley dated November
       30, 1993#

10.33  Employment Termination Agreement, dated       (8)
       January 20, 1995, by and between the
       Company and Donald Andresen#

10.34  Merchant Agreement, dated March 1, 1994, by   (8)
       and between the Company and Household Bank
       (Illinois), N.A.

10.35  Merchant Agreement, dated March 1, 1994 by    (8)
       and between the Company and Household Retail
       Services, Inc. Bank (Illinois), N.A.

10.36  Universal International Re-Insurance Ltd.     (8)
       Consumer Protection Plan Master Policy of
       Insurance No. 2661P and Declarations, dated
       November 1, 1994

10.37  Form of Employment Severance/Bonus
       Agreement #

10.38  Third Amendment to Credit Agreement, dated
       November 1, 1995, among the Company, BT
       Commercial Corporation and various other lenders

21     List of Subsidiaries                          (1)

23     Consent of Price Waterhouse, LLP

27     Financial Data Schedule (Edgar Version ONLY)

- - ---------------

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

(3) Incorporated by reference to Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-4146

(4) Incorporated by reference to the Company's Form 10-K for fiscal year ended January 31, 1988

(5)  Incorporated by reference to Schedule 13-D filed November 2, 1991 by John
     B. Hurley

(6) Incorporated by reference to the Company's Solicitation Statement for Action to be taken by Written Consent of Shareholders dated December 1, 1993

(7) Incorporated by reference to the Company's Form 10-K for fiscal year ended January 1, 1989

(8) Incorporated by reference to the Company's Form 10-K for fiscal year ended January 31, 1995