Form 10-Q
period 1996-04-30
FRETTER INC
filed 1996-06-19
CIK 790815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from           to
                                     ----------    ----------

                         Commission file number 0-14611

                                 FRETTER, INC.

             (Exact name of Registrant as specified in its charter)


              MICHIGAN                              38-1557359
       (State or Incorporation)          (IRS Employer Identification No.)


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  Yes      No
             ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Shares outstanding as of April 30, 1996
- - ----------------------------       ---------------------------------------
Common Stock, $.01 par value                    10,577,388

                                 FRETTER, INC.
                                     INDEX

                                                                        Page No.


Form 10-Q Cover Page                                                       1

Form 10-Q Index                                                            2

Part I.   Financial Information:

              Item 1.  Financial Statements

                         Consolidated Balance Sheets                       3

                         Consolidated Statements of Earnings               4

                         Consolidated Statements of
                         Shareholders' Equity                              5

                         Consolidated Statements of Cash Flow              6

                         Notes to Consolidated Financial
                         Statements                                        7-9

              Item 2.    Management's Discussion and Analysis
                         of Financial Condition and
                         Results of Operations                             10-13

Part II.  Other Information

              Item 1-6.                                                    14-15

Signatures                                                                 16




                                    2 of 16

                         PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS
                                 FRETTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

        Assets                                                             April 30,      January 31,
                                                                             1996            1996
                                                                           --------       ----------
 Current Assets
     Cash and cash equivalents                                                  $994            $809
     Accounts receivable, net                                                  2,379           5,508
     Merchandise inventory                                                    10,099          27,930
     Prepaid expenses                                                            273             796
     Deferred commissions                                                      1,851           2,074
     Refundable income taxes                                                                     699
                                                                            --------        --------
          Total current assets                                                15,596          37,816

 Property and equipment, net                                                  54,729          60,123
 Other assets                                                                  1,030           1,471
 Deferred commissions                                                          1,794           2,104
                                                                            --------        --------
                                                                             $73,149        $101,514
                                                                            ========        ========

        Liabilities and Shareholders' Equity (Deficit)

 Current Liabilities
     Current portion of long-term obligations                                $33,858         $48,459
     Accounts payable                                                          7,874          10,681
     Current portion of deferred service contract revenue                      9,397          10,452
     Accrued liabilities                                                      22,346          22,071
     Reserve for store closings                                                7,405           9,931
                                                                            --------        --------
          Total current liabilities                                           80,880         101,594
                                                                            --------        --------
 Long-term obligations                                                           939             945
                                                                            --------        --------
 Deferred service contract revenue                                             8,869          10,514
                                                                            --------        --------
 Net liabilities of and advances to unconsolidated
    subsidiary                                                               134,650         135,669
                                                                            --------        --------
 Redeemable preferred stock                                                   41,175          41,100
                                                                            --------        --------
 Commitments and contingencies                                                  -               -
                                                                            --------        --------
 Shareholders' Equity (Deficit)
     Preferred stock-authorized, 5,000,000 shares of $.01 par
       value; issued; none
     Common stock-authorized, 50,000,000 shares $.01 par
       value; issued, 10,577,388 shares at April 30, 1996
       and at January 31, 1996                                                   106             106
     Additional contributed capital                                            1,641           1,641
     Retained (deficit) earnings                                            (195,111)       (190,055)
                                                                            --------        --------
                                                                            (193,364)       (188,308)
                                                                            --------        --------
                                                                             $73,149        $101,514
                                                                            ========        ========

          See accompanying notes to consolidated financial statements


                                    3 of 16

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended April 30,
                   (Dollars in thousands, except share data)

                                                            1996              1995
                                                         ----------        ----------
Net revenue                                                 $22,017          $166,429
Cost of goods sold                                           21,069           117,296
                                                         ----------        ----------
Gross profit                                                    948            49,133

Operating expenses
   Selling                                                    4,180            37,206
   Warehouse and delivery                                     1,200             6,588
   Administrative                                             3,267             8,550
                                                         ----------        ----------
                                                              8,647            52,344
Other income (expense)
   Gain on sale of property and equipment                     4,113
   Interest income and other, net                               314               167
   Interest expense                                          (1,085)           (2,726)
                                                         ----------        ----------
                                                              3,342            (2,559)

Loss before income taxes                                     (4,357)           (5,770)
Income taxes  (benefit)                                                        (2,020)
                                                         ----------        ----------
      Net loss attributable to preferred dividends           (4,357)           (3,750)

Preferred stock dividend requirements                           624               600
                                                         ----------        ----------
     Net loss attributable to common shareholders           ($4,981)          ($4,350)
                                                         ==========        ==========
Weighted average number of common shares                 10,577,388        10,577,392
                                                         ==========        ==========
     Net loss per common share                               ($0.47)           ($0.41)
                                                         ==========        ==========


          See accompanying notes to consolidated financial statements


                                    4 of 16

                                 Fretter, Inc.
                Consolidated Statements of Shareholders' Equity
               For the three months ended April 30, 1995 and 1996
                   (Dollars in thousands, except share data)

                                                          Common Stock               Additional
For the three months                                 ------------------------       Contributed       Retained
    ended April 30, 1995                             Shares        $0.01 par          Capital         earnings         Total
                                                     ------        ----------       -----------       --------         -----
BALANCE AT FEBRUARY 1, 1995                         10,577,392            $106          $1,641         $32,612        $34,359

Net loss for the three months
    ended April 30, 1995                                                                                (3,750)        (3,750)

Preferred stock dividend
    requirements                                                                                          (600)          (600)

Preferred stock accretion                                                                                  (75)           (75)
                                                    ----------          ------         -------      ----------      ---------
BALANCE AT APRIL 30, 1995                           10,577,392            $106          $1,641         $28,187        $29,934
                                                    ==========          ======         =======      ==========      =========

For the three months
     ended April  30, 1996

BALANCE AT FEBRUARY 1, 1996                         10,577,388            $106          $1,641       ($190,055)     ($188,308)

Net loss for the three months
    ended April 30, 1996                                                                                (4,357)        (4,357)

Preferred stock dividend
    requirements                                                                                          (624)          (624)

Preferred stock accretion                                                                                  (75)           (75)
                                                    ----------          ------         -------      ----------      ---------
BALANCE AT APRIL 30, 1996                           10,577,388            $106          $1,641       ($195,111)     ($193,364)
                                                    ==========          ======         =======      ==========      =========

          See accompanying notes to consolidated financial statements


                                    5 of 16

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended April 30,
                             (Dollars in thousands)

                                                                               1996               1995
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before preferred dividends                                          ($4,357)           ($3,750)
  Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
   Gain on sale of property and equipment                                       (4,113)
   Depreciation and amortization                                                 1,866              4,324
   Stock compensation expense                                                      495                501
   Other non-cash items                                                                             1,281
  Change in assets and liabilities
            Merchandise inventory                                               17,831             24,283
            Other assets                                                         4,882             (1,145)
            Accounts payable                                                    (2,807)             2,458
            Deferred service contract revenue                                   (2,701)            (7,113)
            Other liabilities                                                   (4,388)           (24,755)
                                                                              --------           --------
              NET CASH PROVIDED BY (USED FOR)
                OPERATING ACTIVITIES                                             6,708             (3,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                 (317)
  Proceeds from sale of property and equipment                                   8,084
                                                                              --------           --------
              NET CASH PROVIDED BY (USED FOR)
                INVESTING ACTIVITIES                                             8,084               (317)
                                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term obligations                                                               6,475
  Payments of long term obligations                                            (14,607)            (3,980)
  Preferred stock dividends                                                                          (600)
                                                                              --------           --------
              NET CASH PROVIDED BY (USED FOR)
                FINANCING ACTIVITIES                                           (14,607)             1,895
                                                                              --------           --------
              NET INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                                    185             (2,338)
Cash and cash equivalents at beginning of period                                   809             13,787

Cash and cash equivalents at end of period                                        $994            $11,449
                                                                              ========           ========


          See accompanying notes to consolidated financial statements


                                    6 of 16

                                 FRETTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  BASIS OF PREPARATION

        The consolidated financial statements include Fretter, Inc. and its wholly-owned subsidiaries including Dixons U.S. Holdings, Inc. (DUS) from the date of acquisition (December 3, 1993) through December 4, 1995. As discussed in Note 2, on December 4, 1995, DUS, which through its subsidiaries operated the Silo consumer electronics and home appliance retail store chain, filed for voluntary protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to that date, DUS is accounted for under the cost method in the consolidated financial statements of Fretter. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. See Notes 2 and 3. All significant intercompany accounts and transactions have been eliminated.

        These interim unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1996.


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

        On December 4, 1995, DUS and its subsidiaries (the "Silo Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. This action was taken in response to the inability of DUS to operate profitably and the substantial operating losses incurred during the fiscal year ending January 31, 1996. As of the time of the filing of the petitions or shortly thereafter, the Silo Debtors substantially ceased all business operations. Prior to the bankruptcy petition filings, the management and directors of DUS resigned and were replaced by an outside individual.

        As a result of the above circumstances, effective as of bankruptcy petition filings by the Silo Debtors, the Company no longer has the ability to exercise significant influence over the operations and financial affairs of DUS. Accordingly, effective December 4, 1995, the Company no longer accounts for DUS as a consolidated subsidiary. The income and expenses of DUS and its subsidiaries subsequent to December 4, 1995 are excluded from the consolidated results of operations of the Company. Included in net liabilities of and advances to unconsolidated subsidiary in the consolidated balance sheet as of April 30, 1996 is the amount by which the liabilities of DUS and its subsidiaries exceeded their assets at the time


                                    7 of 16
management determined that consolidation was no longer appropriate, adjusted for additional cash advances by Fretter subsequent to December 4, 1995. The additional cash advances by Fretter subsequent to December 4, 1995 were made to fund certain obligations of DUS and are secured by certain properties owned by DUS.

        The amounts included in net liabilities of and advances to unconsolidated subsidiary do not reflect any adjustments resulting from the DUS bankruptcy petition filings. Certain items, however, would be significantly impacted by a liquidation of DUS and/or the filing for relief under Chapter 11 of the United States Bankruptcy Code by the Company. In addition, certain items may be significantly impacted by litigation anticipated to be commenced by the Silo Debtors against the Company. The ultimate disposition of the amounts are not expected to be finalized until the resolution of the DUS bankruptcy proceedings, the timing of which cannot currently be estimated.


3.  OPERATIONS OF THE COMPANY

        As discussed in Note 2, on December 4, 1995, DUS and its subsidiaries filed for relief under Chapter 11 of U.S. Bankruptcy Code. The Company closed 203 retail locations during fiscal 1996, including all of the operations of DUS and its subsidiaries, closed an additional 33 retail locations subsequent to January 31, 1996, including the remaining operating locations of the Company's subsidiary Fred Schmid Appliance & T.V. Co., and the Company is planning to close its six remaining retail locations in the second or third quarter of fiscal 1997.

        The Company continues to actively review alternatives as it relates to potential future operations of the Company, including seeking relief under the U.S. Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries. The Company continues to consult with and seek advice from its financial and legal advisors to assist in analyzing the potential alternatives available to the Company. These alternatives include (a) eliminating all operations except for the management of some or all of the Company's significant real estate portfolio on an ongoing basis, (b) re-entering the appliance and consumer electronics markets through a new retail format, (c) some combination of (a) and (b), or (d) liquidation of the Company. However, no assurances can be given that the Company will be successful in implementing new retail concepts nor raising the requisite capital. Further, in the event that new retail methods are developed and capital is raised, there is no assurance that the Company will regain positive cash flows and profitable operations.


4.  LONG-TERM OBLIGATIONS

        The Company has maintained a revolving credit agreement with a commercial credit company since 1993. In March 1996, this agreement was amended to reduce the available line of credit from $50 million to $25 million. Further amendments have since reduced the available line of credit to $10 million. As of April 30, 1996, the Company is in default of certain covenants of this agreement. Subsequent to April 30, 1996, the holders of letters of credit totaling $4.8 million drew the entire letters of credit amount against this credit agreement. Borrowings outstanding were $4.1 million and $12.2 million at April 30, 1996 and January 31, 1996, respectively.



                                    8 of 16

        The Company has a financing agreement with a bank heretofore used to provide lines of credit for capital expenditures and merchandise purchases. In March 1996, this agreement was amended resulting in the permanent suspension of the extension of new advances under such facility, deferral of late charge payments by the Company, converting borrowings under the capital expenditure line of credit in the amount of $4.9 million to a term loan, adopting the financial debt covenants used by the Company's commercial credit company, extending the expiration date of the loan facility from December 1, 1996 to April 1, 1997 and providing for maximum borrowings outstanding at certain dates. As of April 30, 1996, the Company is in default of certain covenants of this agreement. Additionally, the bank waived payments due on April 1 and May 1, 1996. Borrowings outstanding were $29.6 million and $36.1 million as of April 30, 1996 and January 31, 1996, respectively.


5.  LOSS PER COMMON SHARE

        Loss per common share is computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at April 30, 1996.




                                    9 of 16

                     PART I.  ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Three months ended April 30, 1996 and 1995)




OVERVIEW

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

        In December, 1993, the Company acquired the stock of Dixons U.S. Holdings, Inc. ("DUS"), thus increasing the Company's then total stores, inclusive of Dash Concept stores, from 102 to 237-- after giving effect to store closures of the Company and its subsidiaries contemplated as part of the DUS acquisition. DUS stores operated through various subsidiaries under the trade names Silo and YES. The Silo and YES stores approximated the size of the Company's other stores and operated in many states from the East coast to the West coast of the United States. DUS had historically suffered substantial losses, which the Company believed could be reversed by implementing significant cost savings measures and improving product and advertising purchases. While the Company, as a whole, initially did achieve its goals of cost savings and improved purchasing to restore profitability, as with Schmid, due to intense competitive pressure in the industry, the movement of large national competitive retailers into DUS markets, which retailers utilize substantially larger store formats with greater breadth and depth of product selections, the profitability of DUS could not be achieved. Accordingly, beginning in the fall of 1995, DUS implemented a plan to exit unprofitable markets, and an intense effort was undertaken in concert with financial advisors and creditors rights counsel, to determine which, if any DUS markets could become profitable. DUS determined that no such markets could become profitable for the reasons stated and, as of December, 1995, DUS closed all of its store locations and on December 4, 1995 filed for protection under Chapter 11 of the United States Bankruptcy Code.

        At the same time DUS began implementation of its plan to exit unprofitable markets, the Company implemented a plan to exit unprofitable markets in which Fretter stores operated, which unprofitability is attributable to the same reasons as set forth above with respect to Schmid and DUS. As of the date of this


                                    10 of 16

                     PART I.  ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Three months ended April 30, 1996 and 1995)



quarterly report, the Company has eliminated all of its markets except Metropolitan Detroit, Michigan in which it currently operates six retail stores. The Company is currently undertaking the process to liquidate its inventory with respect to these six operating locations.

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

        The Company owns approximately 49 store and warehouse locations, including the six store locations from which it remains in operation. Substantially all of such real estate is pledged to a bank pursuant to a loan agreement expiring April 1, 1997 and calling for monthly payments of principal and interest as well as periodic mandatory principal reductions. As the Company and its subsidiaries have exited markets, each has attempted to lease or sell its owned real estate, while resolving lease agreements with its various landlords in such markets.

        The Company is also exploring an alternative retail marketing concept which will involve between two and four stores in each market, as opposed to ten or more as currently exist for major markets, each of which will be quite large in relation both to existing Company stores and those of its major competitors. The ability of the Company to exploit this new retail concept is dependent upon a number of factors, including the Company's determination of the feasibility of such store format; the ability of the Company to reverse its current lack of liquidity; the availability of long term financing sources for inventory, fixtures, equipment and building improvements; the ability of the Company to relieve itself of ongoing real property lease obligations; and favorable resolution of various litigation matters -- principally involving the DUS bankruptcy estate and its creditors, as well as the imminent bankruptcy of Schmid and Dash Concepts.

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

        The discussion of results of operations and financial condition that follows is based upon the Company's consolidated financial statements.
However, the results of operations and financial condition for the current period are not comparable to the prior year due to all of the reasons discussed above.





                                    11 of 16

                     PART I.  ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Three months ended April 30, 1996 and 1995)




CHANGES IN RESULTS OF OPERATIONS

Net Revenue

        Net sales decreased in the three month period ended April 30, 1996 as compared to the three month period ended April 30, 1995 by $144.4 million (86.8%). The decrease in total sales is primarily due to the lesser number of stores operated by the Company.

Cost of Goods Sold and Gross Profit

        Cost of goods sold decreased by $96.2 million (82.0%) and gross profit decreased $48.2 million (98.1%) in the three month period ended April 30, 1996 as compared to the three month period ended April 30, 1995. Gross profit as a percentage of net sales decreased to 4.3% from 29.5% in the same three month period. During the three month period ended April 30, 1996, the Company conducted going out of business and /or liquidation sales in all of its remaining locations, leading to these lesser margins.

Operating Expenses

        Operating expenses comprise warehouse and delivery, selling and administrative expenses. Operating expenses decreased by $43.7 million (83.6%) in the three month period ended April 30, 1996 compared to the three month period ended April 30, 1995 due to the lesser number of stores. As a percentage of net sales, operating expenses increased to 39.3% from 31.5% in the same three month period.

Other Income (Expense)

        Other income increased $5.9 million in the three month period ended April 30, 1996 compared to the three month period ended April 30, 1995. This increase is primarily due to recorded gains on the sale of real estate totaling $4.1 million. The Company continues to sell or lease its owned real estate in closed markets. In addition, interest expense decreased $1.6 million due to decreased borrowing levels.

Net Earnings Before Preferred Stock Dividend

        Due to the factors discussed above, net loss before preferred stock dividend increased $.6 million from a net loss of $3.8 million in the three month period ended April 30, 1995 to a net loss of $4.4 million in the three month period ended April 30, 1996.

Liquidity and Capital Resources

        As previously discussed, the Company is closing its retail stores due to substantial operating losses caused by intense market competition and
unfavorable conditions affecting the retail industry.   As a result, the


                                    12 of 16

                     PART I.  ITEM 2. FINANCIAL INFORMATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Three months ended April 30, 1996 and 1995)



Company was unable to meet certain loan covenants resulting in defaults. In response, the Company negotiated major changes in its financing agreements. See Note 4, Notes to Consolidated Financial Statements.

        The Company amended its agreement with a commercial bank in March 1996 to provide, in part, for a modified payment plan requiring a systematic reduction of the outstanding balance until the new maturity date of April 1, 1997. Further, the Company reduced its line of credit with a commercial credit company to $10 million. Availability under this line is determined by formulas based on inventories and receivables. As a result of store closings and inventory liquidations, availability is decreasing under this line and is sometimes limited. The Company has not met the Interest Coverage covenant as of April 30, 1996 causing a default in this agreement and the aforementioned commercial bank line of credit.

        Short term cash requirements are also met from the proceeds generated from the sale or rental of owned real estate. Property no longer needed for retail operations will be held for sale or rent depending on the best anticipated economic result.

        The accompanying Consolidated Balance Sheet includes liabilities for medical insurance, workman's compensation insurance and other expenses related to terminated employees of DUS. However, there is a possibility that some or all of the payment obligations for these liabilities may be borne solely by the Company. In fact, the Company has been obligated to fund certain medical payments subsequent to the Bankruptcy Petition. Additionally, there may be attempts by Silo creditors for payment by Fretter of obligations related to post-retirement benefits of a DUS subsidiary, costs associated with service contracts sold by DUS and some store operating and selling costs. While these liabilities are also included in the Consolidated Balance Sheet, the Company believes the actual payment liability remains with DUS. In addition, the Company is involved in and anticipates a large number of lawsuits resulting from the store closing and the DUS Bankruptcy Petition (see Item 1, Legal Proceedings). The Company is not able to evaluate the effect of these developing matters. It is possible that the Company's cash flow or its financial condition could be materially affected by the unfavorable outcome of these liability and litigation issues.

        The Company continues to actively review alternatives as it relates to future operations including seeking relief under the U.S. Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries. These alternatives include re-entering the appliance and consumer electronics market through a new retail format, eliminating all operations except for managing the real estate portfolio on an ongoing basis, some combination of both or liquidation of the Company. The Company cannot reasonably predict nor give assurance regarding the outcome or success of these alternatives.
Additionally, the Company is reviewing sources and methods to acquire the necessary financing for both operations and capital expenditures. Alternatively, the Company has conducted an extensive analysis of its real estate and, in fact, has sold some buildings no longer used. However, no assurances can be given that the Company will be successful in implementing new retail concepts nor raising the requisite capital. Further, in the event that new retail methods are developed and capital is raised, there is no assurance that the Company will regain positive cash flows and profitable operations.



                                    13 of 16

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

        On April 26, 1996, Hilco Trading Company, Inc. and Garcel, Inc. filed a lawsuit against the Company and certain of its past and present officers and employees (United States District Court, Northern District of Illinois, Eastern Division Case No. 96-2520) by which the plaintiffs seek damages against the Company and other defendants arising out of the plaintiffs' purchase and liquidation of the Company's retail inventory in several markets in which the Company and DUS closed stores. The plaintiffs' claim that the Company and other defendants misled the plaintiffs as to the quantity, quality and cost of such inventory. In their Complaint, plaintiffs seek damages of forty-one million dollars, which includes treble damages under 18 U.S.C. Section 1964(c),
although the plaintiffs' calculus of their damages is vague, at best.   The
Company denies liability to plaintiffs and intends to aggressively defend the action. Given the vague recitation of the plaintiffs' damages claim, it is not possible to determine the effect upon the Company in the unlikely event of a judgment adverse to the Company. However, given the Company's lack of liquidity, a significant adverse judgment will result in the need for the Company to seek protection under the United States Bankruptcy Code.



                                    14 of 16

        The Travelers Insurance Company has provided the Company and its subsidiaries a modified paid loss liability insurance program previously collateralized by a letter of credit. Subsequent to April 30, 1996, the Travelers advised the Company that it would draw down upon the entire letter of credit. The Company objected and filed a lawsuit against the Travelers now pending in the United States District Court, Eastern District of Michigan, Case No. 96-72279. The Company believes that each constituent subsidiary or parent entity forming the Company is responsible only for their own allocated premiums and losses. The Travelers believes that the liability is joint and several between the constituent entities. The Company has also objected to both the reserve and claims handling practices of the Travelers, which practices the Travelers believes suggests a liability of over two million dollars in excess of the collateral letter of credit posted by the Company. The Company believes that more responsible claims handling and reserve practices would suggest a liability somewhat less than the collateral letter of credit. An adverse judgment that the Company's liability significantly exceeds the amount of the drawn down collateral letter of credit will result in the need for the Company to seek protection under the United States Bankruptcy Code.


Item 2. Changes in Securities

        None

Item 3. Default upon Senior Securities


        As of April 30, 1996, the Company has failed to meet the Interest Coverage Ratio Covenant of its Senior Indebtedness to BT Commercial Corporation, agent for constituent lenders under the Company's 1993 $140 million Revolving Credit Agreement, which credit agreement has been amended to provide for total
maximum borrowings of $10 million.   Default under such Senior Indebtedness
resulted in defaults being declared in the Company's bank facility maintained for capital expenditures. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries.


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

                                        FRETTER, INC.

                                        Registrant



Date:  June 19, 1996                    By: /s/ John Hurley
                                           ------------------------
                                           John Hurley
                                           Chief Executive Officer


Date:  June 19, 1996                    By: /s/ J. Michael McLean
                                           ------------------------
                                           J. Michael McLean
                                           Chief Accounting Officer





                                    16 of 16

                                Exhibit Index


Exhibit No.                 Description                         Page No.
- - ------------                -----------                         --------
Ex-27                       Financial Data Schedule