Form 10-Q
period 1996-07-31
FRETTER INC
filed 1996-09-19
CIK 790815

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 1996
                                                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from__________ to __________
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  Yes      No
              ---     ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares outstanding as of July 31, 1996
  Common Stock, $.01 par value                        10,577,388

                                 FRETTER, INC.
                                     INDEX

                                                                                              Page No.
Form 10-Q Cover Page                                                                             1

Form 10-Q Index                                                                                  2

Part I.   Financial Information:

                 Item 1.  Financial Statements

                              Consolidated Balance Sheets                                        3

                              Consolidated Statements of Operations                              4

                              Consolidated Statements of
                              Shareholders' Equity                                               5

                              Consolidated Statements of Cash Flow                               6

                              Notes to Consolidated Financial
                              Statements                                                         7-8

                 Item 2.      Management's Discussion and Analysis
                              of Financial Condition and
                              Results of Operations                                              9-12

Part II.  Other Information

                 Item 1-6.                                                                      13-14

Signatures                                                                                      15





                                    2 of 16

                         PART I.  FINANCIAL INFORMATION
                         ITEM I.  FINANCIAL STATEMENTS
                                 FRETTER, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

       Assets                                              July 31,            January 31,
                                                             1996                1996
                                                           --------            --------
Current Assets
  Cash and cash equivalents                              $     216           $     809
  Accounts receivable, net                                     958               5,508
  Merchandise inventory                                      1,241              27,930
  Prepaid expenses                                             333                 796
  Deferred commissions                                       1,650               2,074
  Refundable income taxes                                                          699
                                                         ---------           ---------

    Total current assets                                     4,398              37,816

Property and equipment, net                                 52,378              60,123
Other assets                                                   588               1,471
Deferred commissions                                         1,454               2,104
                                                         ---------           ---------
                                                         $  58,818           $ 101,514
                                                         =========           =========


    Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
  Current portion of long-term obligations               $  35,940           $  48,459
  Accounts payable                                           9,457              10,681
  Current portion of deferred service contract revenue       8,281              10,452
  Accrued liabilities                                       16,686              22,071
  Reserve for store closings                                 4,860               9,931
                                                         ---------           ---------
    Total current liabilities                               75,224             101,594
                                                         ---------           ---------
Long-term obligations                                        1,137                 945
                                                         ---------           ---------
Deferred service contract revenue                            7,164              10,514
                                                         ---------           ---------
Net liabilities of and advances to unconsolidated
 subsidiary                                                129,555             135,669
                                                         ---------           ---------
Redeemable preferred stock                                  41,250              41,100
                                                         ---------           ---------
Commitments and contingencies                              -                   -
                                                         ---------           ---------

Shareholders' Equity (Deficit)
  Preferred stock-authorized, 5,000,000 shares of $.01 par
   value; issued; none
  Common stock-authorized, 50,000,000 shares $.01 par
   value; issued, 10,577,388 shares at July 31, 1996
   and at January 31, 1996                                     106                 106
  Additional contributed capital                             1,641               1,641
  Retained (deficit) earnings                             (197,259)           (190,055)
                                                         ---------           ---------
                                                          (195,512)           (188,308)
                                                         ---------           ---------
                                                         $  58,818           $ 101,514
                                                         =========           =========



          See accompanying notes to consolidated financial statements.

                                    3 of 16

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the six months ended July 31,
                   (Dollars in thousands, except share data)

                                                          Three-months ended July 31,       Six-months ended July 31,
                                                          ---------------------------       -------------------------
                                                          1996              1995              1996          1995
                                                          ----              ----              ----          ----
Net revenue                                               $8,017              $158,106       $30,034      $324,535
Cost of goods sold                                         5,769               113,473        26,838       230,769
                                                      ----------            ----------    ----------    ----------
Gross profit                                               2,248                44,633         3,196        93,766
                                                      ----------            ----------    ----------    ----------
Operating expenses
 Selling                                                     853                37,718         5,033        74,924
 Warehouse and delivery                                      222                 6,225         1,422        12,813
 Administrative                                            2,341                 8,589         5,608        17,139
                                                      ----------            ----------    ----------    ----------
                                                           3,416                52,532        12,063       104,876
                                                      ----------            ----------    ----------    ----------
Other income (expense)
 Gain  on sale of property and equipment                     349                               4,462
 Interest and other, net                                     574                   448           888           615
 Interest expense                                         (1,195)               (2,726)       (2,280)       (5,452)
                                                      ----------            ----------    ----------    ----------
                                                            (272)               (2,278)        3,070        (4,837)
                                                      ----------            ----------    ----------    ----------
Loss before income taxes                                  (1,440)              (10,177)       (5,797)      (15,947)
Income tax expense                                                                 220                      (1,800)
                                                      ----------            ----------    ----------    ----------
   Net loss attributable to preferred dividends           (1,440)              (10,397)       (5,797)      (14,147)
Preferred stock dividend requirements                        633                   600         1,257         1,200
                                                      ----------            ----------    ----------    ----------
  Net loss attributable to common shareholders           ($2,073)             ($10,997)      ($7,054)     ($15,347)
                                                      ==========            ==========    ==========    ==========
Weighted average number of common shares              10,577,388            10,577,392    10,577,388    10,577,392
                                                      ==========            ==========    ==========    ==========
  Net loss per common share                               ($0.20)               ($1.04)       ($0.67)       ($1.45)
                                                      ==========            ==========    ==========    ==========




          See accompanying notes to consolidated financial statements.

                                    4 of 16

                                Fretter, Inc.
               Consolidated Statements of Shareholders' Equity
               For the six months ended July 31, 1995 and 1996
                  (Dollars in thousands, except share data)

                                                 Common Stock          Additional
For the six-months                          ---------------------     Contributed    Retained
    ended July 31, 1995                       Shares    $0.01 par      Capital       earnings    Total
- ------------------------                    ---------  ----------    ------------  ----------   --------
BALANCE AT FEBRUARY 1, 1995                 10,577,392     $106         $1,641        $32,612    $34,359

Net loss for the six-months
    ended July 31, 1995                                                               (14,147)   (14,147)

Preferred stock dividend
    requirements                                                                       (1,200)    (1,200)

Preferred stock accretion                                                                (150)      (150)
                                           -----------     ----         ------       --------   --------
BALANCE AT JULY 31, 1995                    10,577,392      106          1,641         17,115     18,862
                                           ===========     ====         ======       ========   ========
For the six-months
    ended July 31, 1996
- -----------------------

BALANCE AT FEBRUARY 1, 1996                 10,577,392     $106         $1,641      ($190,055) ($188,308)

Net loss for the six-months
    ended July 31, 1996                                                                (5,797)    (5,797)

Preferred stock dividend
    requirements                                                                       (1,257)    (1,257)

Preferred stock accretion                                                                (150)      (150)
                                           -----------     ----         ------       --------   --------
BALANCE AT JULY 31, 1996                    10,577,392     $106         $1,641      ($197,259) ($195,512)
                                           ===========     ====         ======       ========   ========


         See accompanying notes to consolidated financial statements.

                                    5 of 16

                                 FRETTER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended July 31,
                             (Dollars in thousands)

                                                              1996             1995
                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before preferred dividends                        ($5,797)        ($14,147)
  Adjustments to reconcile net loss to net
   cash provided by  operating activities:
   Gain on sale of property and equipment                     (4,460)
   Depreciation, amortization and write-off                    3,767            8,746
   Stock compensation expense                                    990              990
   Other non-cash items                                                         1,811
Change in assets and liabilities
          Merchandise inventory                               26,689           45,125
          Other assets                                         6,785            3,747
          Accounts payable                                    (1,224)           9,400
          Accrued liabilities                                 (8,045)         (17,066)
          Deferred service contract revenue                   (5,521)         (13,621)
          Other liabilities                                  (10,771)          (7,944)
                                                            --------         --------
              NET CASH PROVIDED BY
                OPERATING ACTIVITIES                           2,413           17,041
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (739)
  Proceeds from sale of property and equipment                 9,322
                                                            --------         --------
              NET CASH PROVIDED BY (USED FOR)
                INVESTING ACTIVITIES                           9,322             (739)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term obligations                            510            4,879
  Payments of long term obligations                          (12,838)         (20,654)
  Preferred stock dividends                                                    (1,200)
                                                            --------         --------
           NET CASH USED FOR
                FINANCING ACTIVITIES                         (12,328)         (16,975)
                                                            --------         --------
           NET DECREASE IN CASH AND
               CASH EQUIVALENTS                                 (593)            (673)
Cash and cash equivalents at beginning of period                 809           13,787
                                                            --------         --------

Cash and cash equivalents at end of period                      $216          $13,114
                                                            ========         ========

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


         These interim unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of results for the interim periods. All adjustments are of a normal and recurring nature. Certain amounts in prior years consolidated financial statements have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1996.


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

         As a result of the above circumstances, effective as of bankruptcy petition filings by the Silo Debtors, the Company no longer has the ability to exercise significant influence over the operations and financial affairs of DUS. Accordingly, effective December 4, 1995, the Company no longer accounts for DUS as a consolidated subsidiary. The income and expenses of DUS and its subsidiaries subsequent to December 4, 1995 are excluded from the consolidated results of operations of the Company. Included in net liabilities of and advances to unconsolidated subsidiary in the consolidated balance sheet as of July 31, 1996 is the amount by which the liabilities of DUS and its subsidiaries exceeded their assets at the time management determined that consolidation was no longer appropriate, adjusted for additional cash advances by Fretter subsequent to December 4, 1995. The additional cash advances by Fretter subsequent to December 4, 1995 were made to fund certain obligations of DUS and are secured by certain properties owned by DUS.

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


3.  OPERATIONS OF THE COMPANY

         As discussed in Note 2, on December 4, 1995, DUS and its subsidiaries filed for relief under Chapter 11 of U.S. Bankruptcy Code. The Company closed 203 retail locations during fiscal 1996, including all of the operations of DUS and its subsidiaries, closed an additional 33 retail locations subsequent to January 31, 1996, including the remaining operating locations of the Company's subsidiary Fred Schmid Appliance & T.V. Co., and the Company closed all of its remaining retail locations in quarter ending July 31, 1996.

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




                                    7 of 16

4.  LONG-TERM OBLIGATIONS

         The Company has maintained a revolving credit agreement with a commercial credit company since 1993. In March 1996, this agreement was amended to reduce the available line of credit from $50 million to $25 million. Further amendments have since reduced the available line of credit to $10 million. As of July 31, 1996, the Company is in default of certain covenants of this agreement. During the quarter ended July 31, 1996, the holders of letters of credit totaling $4.8 million drew the entire letters of credit amount against this credit agreement. Borrowings outstanding were $6.6 million and $12.2 million at July 31, 1996 and January 31, 1996, respectively.

         The Company has a financing agreement with a bank heretofore used to provide lines of credit for capital expenditures and merchandise purchases. In March 1996, this agreement was amended resulting in the permanent suspension of the extension of new advances under such facility, deferral of late charge payments by the Company, converting borrowings under the capital expenditure line of credit in the amount of $4.9 million to a term loan, adopting the financial debt covenants used by the Company s commercial credit company, extending the expiration date of the loan facility from December 1, 1996 to April 1, 1997 and providing for maximum borrowings outstanding at certain dates. As of July 31, 1996, the Company is in default of certain covenants of this agreement. Additionally, the bank waived payments due on and May 1 and June 1, 1996. The Company has no made any subsequent payments. Borrowings outstanding were $29.3 million and $36.1 million as of July 31, 1996 and January 31, 1996, respectively.


5.  LOSS PER COMMON SHARE

         Loss per common share is computed by dividing earnings after income taxes by the weighted average number of common shares outstanding, including common stock equivalents. Common stock equivalents include stock options outstanding which may be converted to common stock. There were no common stock equivalents used in the calculation at July 31, 1996.





                                    8 of 16

PART I.  ITEM 2. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
(Six months ended July 31, 1996 and 1995)




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

         At the same time DUS began implementation of its plan to exit unprofitable markets, the Company implemented a plan to exit unprofitable markets in which Fretter stores operated, which unprofitability is attributable
to the same reasons as set forth above with respect to Schmid and DUS.   As of
the date of this quarterly report, the Company has eliminated all of its markets. The Company is currently undertaking the process to liquidate its remaining inventory.

         The Company is concurrently attempting to control the myriad issues associated with the significant downsizing of its operations, the bankruptcy of its DUS subsidiary, the imminent bankruptcy of its Dash Concepts and Schmid subsidiaries, its reduced level of inventory, resolution of creditor disputes and the resultant lack of liquidity necessary to meet a long term strategy to reverse its losses and restore profitability.

         The Company owns approximately 43 store and warehouse locations, none of which are operating. Substantially all of such real estate is pledged to a bank pursuant to a loan agreement expiring April 1, 1997 and calling for monthly payments of principal and interest as well as periodic mandatory principal reductions. As the Company and its subsidiaries have exited markets, each has attempted to lease or sell its owned real estate, while resolving lease agreements with its various landlords in such markets.


         If the Company is unable to overcome the foregoing factors, it will either restrict its business to the leasing and sale of its remaining portfolio of owned locations or seek protection under the United States Bankruptcy Code. In such a bankruptcy, the Company would either liquidate its remaining assets to partially repay its creditors or restructure its debts and thereby restrict its business for the foreseeable future to the leasing and sale of its portfolio of properties.





                                    9 of 16

PART I.  ITEM 2. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
(Six months ended July 31, 1996 and 1995)





         The discussion of results of operations and financial condition that follows is based upon the Company's consolidated financial statements.
However, the results of operations and financial condition for the current period are not comparable to the prior year due to all of the reasons discussed above.





                                   10 of 16

PART I.  ITEM 2. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
(Six months ended July 31, 1996 and 1995)




CHANGES IN RESULTS OF OPERATIONS

Net Revenue

         Net revenue decreased in the six month period ended July 31, 1996 as compared to the six month period ended July 31, 1995 by $294.5 million (90.7%). The decrease in total sales is primarily due to the lesser number of stores operated by the Company.

Cost of Goods Sold and Gross Profit

         Cost of goods sold decreased by $203.9 million (88.47%) and gross profit decreased $90.6 million (96.6%) in the six month period ended July 31, 1996 as compared to the six month period ended July 31, 1995. Gross profit as a percentage of net revenue decreased to 10.6% from 28.9% in the same six month period. During the six month period ended July 31, 1996, the Company closed all of its remaining locations, leading to these lesser margins.

Operating Expenses

         Operating expenses comprise warehouse and delivery, selling and administrative expenses. Operating expenses decreased by $92.8 million (88.5%) in the six month period ended July 31, 1996 compared to the six month period ended July 31, 1995 due to the closing of all Stores operated by the Company.
As a percentage of net revenue, operating expenses increased to 40.2% from 32.3% in the same six month period.

Other Income (Expense)

         Other income increased $4.7 million in the six month period ended July 31, 1996 compared to the six month period ended July 31, 1995. This increase is primarily due to recorded gains on the sale of real estate totaling $4.5 million. The Company continues to sell or lease its owned real estate in all of its closed markets. In addition, interest expense decreased $3.2 million due to decreased borrowing levels and also due to the recapitalization of May and June's interest expenses as noted above.

Net Loss Before Preferred Stock Dividend

          Net loss before preferred stock dividend decreased $8.3 million from a net loss of $14.1 million in the six month period ended July 31, 1995 to a net loss of $5.8 million in the six month period ended July 31, 1996. The decreases mentioned above are due to the decreased level of activity in the current financial statement periods.

Liquidity and Capital Resources

         As previously discussed, the Company has closed its retail stores due to substantial operating losses caused by intense market competition and
unfavorable conditions affecting the retail industry.   As a result, the
Company was unable to meet certain loan covenants resulting in defaults. In response, the Company negotiated major changes in its financing agreements. See Note 4, Notes to Consolidated Financial Statements.

         The Company amended its agreement with a commercial bank in March 1996 to provide, in part, for a modified payment plan requiring a systematic reduction of the outstanding balance until the new maturity date of April 1, 1997. Further, the Company reduced its line of credit with a commercial credit company to $10 million. Availability under this line is determined by formulas based on inventories and receivables. As a result of store closings and inventory liquidations, availability is decreasing under this line and is sometimes limited. The Company has not met the Interest Coverage covenant as of July 31, 1996 causing a default in this agreement and the aforementioned commercial bank line of credit.

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





                                   11 of 16

PART I.  ITEM 2. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
(Six months ended July 31, 1996 and 1995)





         The Company continues to actively review alternatives as it relates to future operations including seeking relief under the U.S. Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries. These alternatives include, eliminating all operations except for managing the real estate portfolio on an ongoing basis and/or liquidation of the Company. The Company cannot reasonably predict nor give assurance regarding the outcome or success of these alternatives.





                                   12 of 16

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Largely as a result of the DUS bankruptcy filed December 4, 1995 (In
Re: Dixons U.S. Holdings, Inc., et. al., United States Bankruptcy Court, District of Delaware, Case No. 95-1577 (PJW), Jointly Administered), the Company is party to a substantial number of legal proceedings. Many creditors of DUS are seeking through such litigation to hold the Company liable for the debts of DUS under various legal theories by which such creditors believe that DUS and the Company should be treated as a single legal entity. The Company has aggressively defended such actions and has obtained a preliminary injunction in the DUS Bankruptcy Court against the prosecution of such claims
by such creditors.   Such preliminary injunction, however, does not preclude
the prosecution of cases by such DUS creditors against the Company where such creditors cases are characterized as direct claims against the Company as opposed to theories by which such creditors seek a determination that the Company and DUS should be treated as a single legal entity. Further, such preliminary injunction was issued based in part upon a representation by DUS to the DUS Bankruptcy Court that DUS itself is likely to bring an action against the Company seeking to hold the Company liable for the debts of DUS on various theories of consolidation.

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

         On April 26, 1996, Hilco Trading Company, Inc. and Garcel, Inc. filed a lawsuit against the Company and certain of its past and present officers and employees (United States District Court, Northern District of Illinois, Eastern Division Case No. 96-2520) by which the plaintiffs seek damages against the Company and other defendants arising out of the plaintiffs purchase and liquidation of the Company's retail inventory in several markets in which the Company and DUS closed stores. The plaintiffs claim that the Company and other defendants misled the plaintiffs as to the quantity, quality and cost of such inventory. In their Complaint, plaintiffs seek damages of forty-one million dollars, which includes treble damages under 18 U.S.C. Section 1964(c), although the plaintiffs calculus of their damages is vague, at best. The Company denies liability to plaintiffs and intends to aggressively defend the action. Given the vague recitation of the plaintiffs damages claim, it is not possible to determine the effect upon the Company in the unlikely event of a judgment adverse to the Company. However, given the Company's lack of liquidity, a significant adverse judgment will result in the need for the Company to seek protection under the United States Bankruptcy Code.

         The Travelers Insurance Company has provided the Company and its subsidiaries a modified paid loss liability insurance program previously collateralized by a letter of credit. Subsequent to April 30, 1996, the Travelers advised the Company that it would draw down upon the entire letter of credit. The Company objected and filed a lawsuit against the Travelers now pending in the United States District Court, Eastern District of Michigan, Case No. 96-72279. The Company believes that each constituent subsidiary or parent entity forming the Company is responsible only for their own allocated premiums and losses. The Travelers believes that the liability is joint and several between the constituent entities. The Company has also objected to both the reserve and claims handling practices of the Travelers, which practices the Travelers believes suggests a liability of over two million dollars in excess of the collateral letter of credit posted by the Company. The case is now in discovery. Neither party has disclosed an expert witness. An adverse judgment that the Company's liability significantly exceeds the amount of the drawn down collateral letter of credit will result in the need for the Company to seek protection under the United States Bankruptcy Code.

Item 2.  Changes in Securities

         None

Item 3.  Default upon Senior Securities

         As of July 31, 1996, the Company has failed to meet the Interest Coverage Ratio Covenant of its Senior Indebtedness to BT Commercial Corporation, agent for constituent lenders under the Company's 1993 $140 million Revolving Credit Agreement, which credit agreement has been amended to
provide for total maximum borrowings of $10 million.   Default under such
Senior Indebtedness resulted in defaults being declared in the Company's bank facility maintained for capital expenditures. The Company has engaged financial and legal advisers to assist it in analyzing various alternative strategies, each of which would lead to a material adverse impact on the ability of the Company to continue its current operations in the current fashion. Accordingly, the Company is actively considering all of its options including seeking relief under the United States Bankruptcy Code for the Company and/or one or more of its remaining subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         None





                                   13 of 16

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits
                 27.     Selected Financial Data Schedule per Item 601(c)(1)(ii) of Regulation S-K.
         b.      Reports on Form 8-K
                 None





                                    14 of 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FRETTER, INC.
                                              Registrant


Date:  September 19, 1996                     By: /s/John Hurley
                                                 ----------------------------
                                                  John Hurley
                                                  Chief Executive Officer


Date:  September 19, 1996                     By: /s/J. Michael McLean
                                                 ----------------------------
                                                   J. Michael McLean
                                                   Chief Accounting Officer





                                    15 of 16

                                 EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
- -----------                -----------
  27                       Financial Data Schedule






                                    16 of 16